Form 10-Q
period 2010-03-31
Colonial Financial Services, Inc.
filed 2010-06-30
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 333-165532

COLONIAL FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-2451496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 S. Delsea Drive
Vineland, New Jersey	08360
(Address of principal executive offices)	(Zip code)

(856) 205-0058
(Registrant’s telephone number including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)	☒	Yes	☐	No
(2)	☐	Yes	☒	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  ☐  Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes     ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:    As of June 28, 2010, zero shares of common stock, par value $0.01 per share.

EXPLANATORY NOTE

Colonial Financial Services, Inc., a Maryland corporation (the “Company”), was formed to serve as the stock holding company for Colonial Bank, FSB as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  As of March 31, 2010, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, for informational purposes, the Quarterly Report for the quarter ended March 31, 2010 of Colonial Bankshares, Inc., the current stock holding company for the Bank, is attached as Exhibit 99 to this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Not applicable. Please see the Explanatory Note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable. Please see the Explanatory Note.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a Smaller Reporting Company.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal control over financial reporting.

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable, as the Company is a Smaller Reporting Company.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable. Please see the Explanatory Note.

Item 1A.	Risk Factors

Not applicable, as the Company is a Smaller Reporting Company. Please also see the Explanatory Note.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. Please see the Explanatory Note.

Item 3.	Defaults Upon Senior Securities

Not applicable. Please see the Explanatory Note.

Item 4.	(Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	Exhibit 99	Quarterly Report on Form 10-Q of Colonial Bankshares, Inc.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: June 29, 2010	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2010	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

4