Form 10-Q
period 2010-06-30
Colonial Financial Services, Inc.
filed 2010-08-16
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 001-34817

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
☒        Yes        ☐        No

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
As of August 13, 2010, 4,440,246 shares of common stock, par value $0.10 per share

EXPLANATORY NOTE

Colonial Financial Services, a Maryland corporation (the “Registrant”), was formed to serve as the stock holding company for Colonial Bank, FSB as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  As of June 30, 2010, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, this Quarterly Report has been prepared using financial information for Colonial Bankshares, Inc., the stock holding company for the Bank as of June 30, 2010.

PART I          FINANCIAL INFORMATION
Item 1.   Financial Statements

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2010	December 31, 2009

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$20,082	$15,882
Investment securities available for sale	166,397	166,378
Investment securities held to maturity (fair value at June 30, 2010 - $43,123; at December 31, 2009 - $41,395)	42,738	41,032
Loans receivable, net of allowance for loan losses of $2,771 at June 30, 2010 and $2,606 at December 31, 2009	326,807	321,607
Real estate owned	489	-
Federal Home Loan Bank stock, at cost	1,300	1,731
Office properties and equipment, net	11,151	11,387
Bank-owned life insurance	2,829	2,777
Accrued interest receivable	2,231	2,272
Other assets	5,179	5,475
Total Assets	$579,203	$568,541

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$35,539	$21,111
Interest-bearing	481,521	479,255
Total deposits	517,060	500,366
Federal Home Loan Bank short-term borrowings	-	7,300
Federal Home Loan Bank long-term borrowings	11,000	14,000
Advances from borrowers for taxes and insurance	709	661
Accrued interest payable and other liabilities	1,940	697
Total Liabilities	530,709	523,024

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, 1,000,000 shares authorized and unissued	-	-
Common stock, par value $0.10 per share; authorized 10,000,000 shares; issued 4,521,696 shares; outstanding 4,440,246 shares at June 30, 2010 and December 31, 2009	452	452
Additional paid-in capital	20,813	20,628
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,084)	(1,084)
Treasury stock, at cost, 134,625 shares at June 30, 2010 and December 31, 2009	(1,596)	(1,596)
Retained earnings	26,070	23,879
Accumulated other comprehensive income	3,839	3,238
Total Stockholders’ Equity	48,494	45,517
Total Liabilities and Stockholders’ Equity	$579,203	$568,541

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,867	$4,588	$9,768	$9,179
Mortgage-backed securities	1,238	1,456	2,516	2,987
Investment securities: Taxable	425	583	847	1,163
Investment securities: Tax-exempt	165	164	340	291
Total Interest Income	6,695	6,791	13,471	13,620

Interest Expense
Deposits	2,248	3,192	4,598	6,457
Borrowings	124	331	251	673
Total Interest Expense	2,372	3,523	4,849	7,130
Net Interest Income	4,323	3,268	8,622	6,490

Provision for Loan Losses	42	-	502	195
Net Interest Income after Provision for Loan Losses	4,281	3,268	8,120	6,295

Non-Interest Income
Fees and service charges	318	309	624	592
Gain on sale of loans	50	41	70	49

Impairment charge on investment securities	(1)	(249)	(21)	(346)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	(1)	(249)	(21)	(346)

Net gain on sales and calls of investment securities	62	128	20	285
Earnings on life insurance	26	27	52	52
Other	1	-	1	-
Total Non-Interest Income	456	256	746	632

Non-Interest Expenses
Compensation and benefits	1,497	1,493	2,947	2,834
Occupancy and equipment	411	397	865	770
FDIC insurance premium	191	206	385	597
Data processing	237	181	465	383
Office supplies	42	51	68	97
Professional fees	140	134	251	261
Advertising	37	58	74	100
Prepayment penalty on payoff of FHLB borrowing	-	459	-	459
Other	309	310	631	584
Total Non-Interest Expenses	2,864	3,289	5,686	6,085
Income before Income Tax Expense	1,873	235	3,180	842

Income Tax expense	629	30	989	194

Net Income	$1,244	$205	$2,191	$648

Per Share Data (See Note 3):
Earnings per share – basic	$0.29	$0.05	$0.51	$0.15
Earnings per share – diluted	$0.29	$0.05	$0.51	$0.15
Weighted average number of shares outstanding – basic	4,278,688	4,268,761	4,278,688	4,270,232
Weighted average number of shares outstanding - diluted	4,278,688	4,268,761	4,278,688	4,270,232

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity
	(Dollars in thousands, except share data)
Balance, January 1, 2010	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income	-	-	-	2,191	-	-	2,191
Net change in unrealized gain on securities available for sale, net of $328 tax expense	-	-	-	-	-	601	601
Total Comprehensive income	-	-	-	-	-	-	2,792

Stock-based compensation expense (restricted stock awards)	-	111	-	-	-	-	111

Stock-based compensation expense (stock options)	-	74	-	-	-	-	74
Balance, June 30, 2010	$452	$20,813	$(1,084)	$26,070	$(1,596)	$3,839	$48,494

Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:
Net income	-	-	-	648	-	-	648
Net change in unrealized gain on securities available for sale, net of tax expense of $736	-	-	-	-	-	1,313	1,313
Total Comprehensive income	-	-	-	-	-	-	1,961

Treasury stock purchased (5,500 shares)	-	-	-	-	(37)	-	(37)

Stock-based compensation expense (restricted stock awards)	-	111	-	-	-	-	111

Stock-based compensation expense (stock options)	-	74	-	-	-	-	74
Balance, June 30, 2009	$452	$20,475	$(1,200)	$23,087	$(1,596)	$1,521	$42,739

See notes to unaudited consolidated financial statements.

Colonial Bankshares, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$2,191	$648
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	502	195
Depreciation expense	346	323
Stock-based compensation expense	185	185
Impairment charge on investment securities	21	346
Net earnings on bank-owned life insurance	(52)	(52)
Loans originated for sale	(4,435)	(4,128)
Proceeds from sale of loans	4,505	4,177
Gain on sale of loans	(70)	(49)
Net amortization of loan costs	28	20
Net gain on sales and calls of investment securities	(20)	(285)
Accretion of premium and discount on investment securities, net	(217)	(268)
Decrease in accrued interest receivable	41	172
Decrease (increase) in other assets	296	(808)
Increase in accrued interest payable and other liabilities	1,243	1,253
Net cash provided by operating activities	4,564	1,729
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	1,514	602
Proceeds from sales of investment securities held-to-maturity	739	-
Proceeds from sales of mortgage-backed securities available-for-sale	1,816	1,674
Proceeds from calls and maturities of investment securities available-for-sale	29,249	27,004
Proceeds from calls and maturities of investment securities held-to-maturity	15,932	4,447
Purchase of investment securities available-for-sale	(34,837)	(31,997)
Purchase of investment securities held-to-maturity	(19,020)	(18,533)
Purchase of mortgage-backed securities available-for-sale	(13,200)	(10,877)
Purchase of office properties and equipment	(110)	(409)
Principal repayments from investment securities	872	823
Principal repayments from mortgage-backed securities	16,027	14,453
Net decrease of Federal Home Loan Bank stock	431	228
Net increase in loans receivable	(6,219)	(5,058)
Net cash used for investing activities	(6,806)	(17,643)
Cash Flows from Financing Activities:
Net increase in deposits	16,694	33,762
Repayment of Federal Home Loan Bank short-term borrowings	(7,300)	(3,000)
Repayment of Federal Home Loan Bank long-term borrowings	(3,000)	(6,227)
Increase in advances from borrowers for taxes and insurance	48	142
Acquisition of treasury stock	-	(37)
Net cash provided by financing activities	6,442	24,640
Increase in cash and cash equivalents	4,200	8,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,882	23,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,082	$32,133

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$4,909	$7,313
Income taxes	$1,478	$800

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$489	$-

See notes to unaudited consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc., a Maryland corporation (the “New Holding Company”), was formed, in March 2010, to serve as the stock holding company for Colonial Bank, FSB as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  As of June 30, 2010, the conversion had not been completed, and, as of that date, the New Holding Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, this Quarterly Report has been prepared using financial information for Colonial Bankshares, Inc., the stock holding company for the Bank as of June 30, 2010.

Colonial Bankshares, Inc. (the “Company”) was organized in January 2003 to serve as the mid-tier stock holding company of Colonial Bank, FSB (the “Bank”).  The Company is a federally chartered corporation and owns 100% of the outstanding common stock of the Bank.  The Bank is a federally chartered capital stock savings bank.  Colonial Bankshares, MHC, a federally chartered mutual holding company, is the parent of the Company and owns approximately 55% of the Company’s outstanding common stock.  The Bank has established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”) whose purpose is to invest in and manage securities.

On July 13, 2010, the New Holding Company, Colonial Financial Services, Inc. announced that it had completed its second-step conversion and related public stock offering.  Colonial Bank FSB is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders have been converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares will be paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. now has approximately 4,173,444 shares outstanding and a market capitalization of approximately $41.7 million.

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2010 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities, our ability to realize deferred tax assets and measurements of fair value.

The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland, Sewell and Cedarville, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial and consumer loans and investments.

Information in this document does not reflect the completion of the stock offering or share exchange.

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these financial statements were issued.

2.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02, “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.”  This Update clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to:  a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).  This Update also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this Update expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:  the valuation techniques used to measure the fair value of any retained investment; the nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.  This Update is effective beginning in the period that an entity adopts FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51” (now included in Subtopic 810-10).  If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this Update should be applied retrospectively to the first period that an entity adopts Statement 160.  The adoption of this FASB ASU did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:  a reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:  for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  This update provides amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, as follows:  subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9, for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligation and synthetic collateralized debt obligation, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting and the embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-25.  Thus, only the embedded credit derivative feature between the financial instruments created by subordination is not subject to the application of Section 815-15-25 and should not be analyzed under that Section for potential bifurcation from the host contract and separate accounting as a derivative.  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, an amendment to FASB ASC Topic 718, Compensation-Stock Compensation.  This update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this update are effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2010.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, an amendment to FASB ASC Topic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subtopic 310-30 provides guidance for acquired loans that have evidence of credit deterioration upon acquisition.  Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool).  Under Subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan.  As a result of the amendments in this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.    The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early application is permitted.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This ASU will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  The amendments in this update are effective for periods ending on or after December 15, 2010.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended June 30, 2010 and 2009 is $1,244,000 and $205,000, respectively.  The net income for the six months ended June 30, 2010 and 2009 is $2,191,000 and $648,000, respectively.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At June 30, 2010 and 2009, there were 219,578 and 249,643 anti-dilutive non-vested awards and options, respectively, excluded from the computation of diluted earnings per share because the option price was greater than the average market price.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$1,244,000	$205,000	$2,191,000	$648,000

Weighted average common shares issues	4,521,696	4,521,696	4,521,696	4,521,696
Average unearned ESOP shares	(108,383)	(119,986)	(108,383)	(119,986)
Average treasury stock shares	(134,625)	(132,949)	(134,625)	(31,478)
Weighted average common shares outstanding-basic	4,278,688	4,268,761	4,278,688	4,270,232
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	4,278,688	4,268,761	4,278,688	4,270,232
Basic earnings per share	$0.29	$0.05	$0.51	$0.15
Diluted earnings per share	$0.29	$0.05	$0.51	$0.15

4.             Stock Based Compensation

The Company’s Board of Directors and stockholders have adopted the 2006 Colonial Bankshares, Inc. Stock-Based Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of shares of common stock and the grant of stock options to officers, employees and directors of the Company.  Under the 2006 Plan, the Company may grant options to purchase 221,563 shares of Company stock and may grant up to 88,625 shares of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under the 2006 Plan and ISOs may be granted to employees.  The Company has reserved 221,563 shares of common stock for issuance upon the exercise of options granted under the 2006 Plan.  The 2006 Plan will terminate ten years from the date of adoption.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At June 30, 2010, there were 25,095 options, not including forfeited awards, available for grant under the 2006 Plan.

On October 19, 2006, 88,625 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.47 per share.  The restricted stock awarded vests 20% annually beginning October 19, 2007.  For the three and six months ended June 30, 2010, $56,000 and $111,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19,000 and $38,000, respectively.  As of June 30, 2010, there was $285,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.25 years.

Activity in issued but unvested award shares during the six months ended June 30, 2010 was as follows:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	35,450	$12.47
Granted	-	-
Forfeitures	3,480	-
Vested	-	-
Restricted stock, end of period	31,970	$12.47

On October 19, 2006, options to purchase 196,468 shares of common stock at $12.47 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	196,468	$12.47
Granted	-	-
Exercised	-	-
Forfeitures	8,860	-
Options outstanding, end of period	187,608	$12.47
Exercisable at end of period	117,882	$12.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $3.79 per option.  The weighted average contractual term of options outstanding and exercisable were 6.25 years at June 30, 2010 and 7.25 years at June 30, 2009.

Stock-based compensation expense related to stock options for the three and six months ended June 30, 2010, was $37,000 and $74,000 with a related tax benefit of $13,000 and $26,000, respectively.  As of June 30, 2010, there was approximately $193,000 of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 1.25 years.  At June 30, 2009, there was approximately $341,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

The Company has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan.  The ESOP trust purchased 166,398 shares of common stock in the initial public offering using proceeds of a loan from the Company.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $28,000 and $20,000 for the three months ended June 30, 2010 and 2009, respectively.  The Company’s contribution expense for the ESOP was $50,000 and $41,000 for the six months ended June 30, 2010 and 2009, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2010	June 30, 2009
Shares released for allocation	58,015	46,412
Unreleased shares	108,383	119,986
Total ESOP shares	166,398	166,398

5.           Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains on available for sale securities	$982	$763	$1,005	$2,334
Reclassification adjustment for net gains realized in net income	(62)	(128)	(76)	(285)
Net unrealized gains	920	635	929	2,049
Income tax expense	320	251	328	736
Net of tax amount	$600	$384	$601	$1,313

6.           Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.8 million of standby letters of credit outstanding as of June 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

In October 2009, the Bank entered into an agreement to sponsor a not-for-profit corporation for a Federal Home Loan Bank of New York Affordable Housing Program (“AHP”) Grant in the amount of $275,000.  If the non-for-profit corporation does not comply with terms of the agreement, the Bank may be required to repay the grant to the Federal Home Loan Bank of New York.  The term of the recapture agreement is 15 years.  The Bank expects the not-for-profit corporation to adhere to all requirements of the grant and does not expect to be required to repay any of the AHP grant.

7.           Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
June 30, 2010
U. S. Government obligations	$34,822	$214	$-	$35,036
Corporate debt obligations	9,282	311	(36)	9,557
Mutual funds	1,084	62	-	1,146
Municipal debt obligations	2,813	57	(30)	2,840
SBA pools	4,070	24	(22)	4,072
Mortgage-backed securities	108,426	5,348	(28)	113,746
	$160,497	$6,016	$(116)	$166,397

December 31, 2009
U. S. Government obligations	$28,973	$169	$-	$29,142
Corporate debt obligations	10,563	232	(123)	10,672
Mutual funds	1,561	64	-	1,625
Municipal debt obligations	2,817	49	(36)	2,830
SBA pools	5,231	29	(39)	5,221
Mortgage-backed securities	112,262	4,643	(17)	116,888
	$161,407	$5,186	$(215)	$166,378

Held to Maturity:
June 30, 2010
Corporate debt obligations	$2,442	$221	$-	$2,663
Municipal debt obligations	38,340	160	(113)	38,387
Mortgage-backed securities	1,956	117	-	2,073
	$42,738	$498	$(113)	$43,123

December 31, 2009
Corporate debt obligations	$5,209	$90	$(7)	$5,292
Municipal debt obligations	33,173	220	(93)	33,300
Mortgage-backed securities	2,650	153	-	2,803
	$41,032	$463	$(100)	$41,395

All of the Company’s mortgage-backed securities at June 30, 2010 and December 31, 2009 have been issued by government agencies or government sponsored enterprises.

The amortized cost and estimated fair value of investment securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are calculated as being due in their final stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$33,783	$33,789	$6,444	$6,550
Due after one year through five years	1,061	1,107	45,948	46,320
Due after five year through ten years	2,087	2,341	20,046	20,468
Due thereafter	5,807	5,886	88,059	93,059
	$42,738	$43,123	$160,497	$166,397

At June 30, 2010 and December 31, 2009, $71.1 million and $90.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $76,000 while gross realized gains on held-to-maturity securities totaled $0, for the six months ended June 30, 2010.  Gross realized losses on available-for-sale securities totaled $0 while gross realized losses on held-to-maturity securities totaled $56,000, for the six months ended June 30, 2010.  The gross realized losses on held-to-maturity securities were on two corporate debt obligations that the Company had identified in the second and third quarter of 2009 as impaired due to a downgrade by a credit rating agency to below investment grade.  The charges against operating results that were taken for these two corporate debt securities totaled $815,000 in 2009.

Gross realized gains on available-for-sale securities totaled $289,000 while gross realized gains on held-to-maturity securities total $0, for the six months ended June 30, 2009.  Gross realized losses on available-for-sale securities totaled $4,000 and gross realized losses on held-to-maturity securities total $0, for the six months ended June 30, 2009.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$-	$-	$1,431	$36	$1,431	$36
Municipal debt obligations	550	18	302	12	852	30
SBA pools	-	-	1,997	22	1,997	22
Mortgage-backed securities	7,612	27	85	1	7,697	28
Total	$8,162	$45	$3,815	$71	$11,977	$116

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$766	$16	$1,357	$107	$2,123	$123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Mortgage-backed securities	1,350	15	2,064	2	3,414	17
Total	$2,962	$67	$5,699	$148	$8,661	$215

At June 30, 2010, there were eight securities in the less-than-twelve-months category and 16 securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the eight securities in the less-than-twelve-month position for the available-for-sale category are two municipal debt obligations and six mortgage-backed securities.  Included in the 16 securities in the twelve-month-or-more position for the available-for-sale category are two corporate debt securities, one municipal debt security, twelve SBA pools and one mortgage-backed security.

The following table shows the Company’s held-to-maturity investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$1,328	$100	$386	$13	$1,714	$113
Total	$1,328	$100	$386	$13	$1,714	$113

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$462	$7	$-	$-	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

At June 30, 2010, there were three securities in the less-than-twelve month category and one security in the twelve-months-or-more category for the held-to-maturity portfolio.  All of the securities in these categories were municipal debt securities.

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy.  All interest payments are current in regards to all the corporate investments.  In the second quarter of 2010, the Company continued the previously disclosed write-down of the AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s, by an additional amount of $1,000, to its estimated fair market value.  In regards to the other corporate investments, as the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2010.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2010.

For the three months ended June 30, 2010, the Company redeemed $250,000 of the AMF mutual fund at a pre-tax gain of approximately $13,000 or an after-tax gain of $8,000.

8.           Loans

The components of loans at June 30, 2010 and December 31, 2009 are as follows:

	At June 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$147,842	44.8%	$151,352	46.6%
Home equity loans and lines of credit	38,437	11.6	37,892	11.7
Multi-family	3,083	0.9	4,108	1.3
Commercial	111,878	33.9	97,075	29.9
Construction	7,481	2.3	14,093	4.3
Commercial	19,332	5.9	17,864	5.5
Consumer and other	1,947	0.6	2,223	0.7
Total loans receivable	$330,000	100.0%	$324,607	100.0%
Deferred loan fees	(422)		(394)
Allowance for loan losses	(2,771)		(2,606)
Total loans receivable, net	$326,807		$321,607

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.

We have not originated or purchased any sub-prime or Alt-A loans.  We have not originated or purchased payment-option ARMs or negative amortizing loans.

Nonaccrual loans amounted to approximately $3.0 million and $5.3 million at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, the nonaccrual loans were comprised of $2.1 million of one- to-four family residential loans, $139,000 of home equity loans and $704,000 of commercial real estate loans.  At June 30, 2010, the valuation allowances established for the nonaccrual loans totaled $163,000.

Loans are reviewed on a regular basis, and generally are placed on nonaccrual status when either principal or interest is 90 days or more past due or if we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  We currently obtain updated appraisals and title searches on all collateral-dependent loans secured by real estate that are 90 days or more past due and placed on non-accrual status.  All appraisals are reviewed by our Chief Credit Officer, but we do not modify or adjust the value of appraisals we receive.

As of June 30, 2010, the Bank had restructured 10 loans totaling approximately $5.0 million.  Seven of the loans are commercial real estate, land and multi-family loans with an outstanding principal balance of $4.4 million, two of the loans are one-to-four family loans with an outstanding principal balance of $556,000 and one of the loans is a consumer loan.

As of June 30, 2010, all of the restructured loans were current in terms of the restructured payments.

At June 30, 2010, impaired loans totaled $704,000 which consisted of four commercial real estate loans with no valuation allowances, as the Company believes it has adequate collateral.

At December 31, 2009, impaired loans totaled $1.0 million which consisted of four commercial real estate loans in the amount of $535,000 with no valuation allowances, one construction loan in the amount of $235,000 with no valuation allowance, one construction loan in the amount of $252,000 with a valuation allowance of $100,000 and one non-mortgage commercial loan in the amount of $15,000 with a $7,000 valuation allowance.

9.           Deposits

Deposit accounts, by type, at June 30, 2010 and December 31, 2009 are summarized as follows:

	At June 30, 2010			At December 31, 2009
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand.	$35,539	6.87%	-%	$21,111	4.22%	-%
Savings	106,261	20.55	1.61	90,957	18.18	2.63
NOW accounts	99,114	19.17	0.88	98,810	19.74	0.85
Super NOW accounts	26,340	5.09	1.51	19,755	3.95	1.47
Money market deposit	64,923	12.56	1.54	63,005	12.59	1.63
Total transaction accounts	332,177	64.24	1.20	293,638	58.68	1.55

Certificates of deposit	184,883	35.76	2.77	206,728	41.32	2.91

Total deposits	$517,060	100.00%	1.76%	$500,366	100.00%	2.11%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2010 and December 31, 2009:

Maturity	Interest Rate	June 30, 2010	December 31, 2009
		(Dollars in thousands)
January 4, 2010	0.32%	$-	$5,300
June 3, 2010	0.59	-	2,000
June 23, 2010	3.88	-	3,000
October 18, 2010	4.70	4,000	4,000
April 20, 2011	1.22	2,000	2,000
June 23, 2011	4.31	3,000	3,000
October 22, 2012	2.12	2,000	2,000
		$11,000	$21,300

At June 30, 2010, the Bank had a borrowing capacity of $118.7 million available from the FHLB of New York, which is based on the amount of FHLB of New York stock held or levels of other assets, including investment securities, which are available for collateral.  At June 30, 2010, the Bank had $11.0 million in outstanding borrowings from the FHLB of New York.

11.	Fair Value Measurements

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$35,036	$-	$35,036	$-
Corporate debt obligations	9,557	-	9,557	-
Mutual funds	1,146	1,146	-	-
Municipal debt obligations	2,840	-	2,840	-
SBA pools	4,072	-	4,072	-
Mortgage-backed securities	113,746	-	113,746	-
Total investment securities available-for-sale	$166,397	$1,146	$165,251	$-

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$29,142	$-	$29,142	$-
Corporate debt obligations	10,672	-	10,672	-
Mutual funds	1,625	1,625	-	-
Municipal debt obligations	2,830	-	2,830	-
SBA pools	5,221	-	5,221	-
Mortgage-backed securities	116,888	-	116,888	-
Total investment securities available-for-sale	$166,378	$1,625	$164,753	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follow:

	June 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Other real estate owned	$489	$-	$-	$489

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$160	$-	$-	$160

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2010 and December 31, 2009:

Cash and Amounts Due From Banks (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and amounts due from banks approximate those assets’ fair values.

Investment Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate Owned

Other real estate owned includes loans that have been acquired through the foreclosure process or by a deed in lieu of foreclosure.  The fair value is determined by getting a property appraisal which is reduced by the Company’s estimate of selling costs.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of restricted investment in Company stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings approximate their fair values.

Long-Term Borrowings (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)
Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amount and estimated fair value of the Company’s assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$20,082	$20,082	$15,882	$15,882
Investment securities available-for-sale	166,397	166,397	166,378	166,378
Corporate debt obligations held-to-maturity	2,442	2,663	5,209	5,292
Municipal debt obligations held-to-maturity	38,340	38,387	33,173	33,300
Mortgage-backed securities held-to-maturity	1,956	2,073	2,650	2,803
Federal Home Loan Bank stock	1,300	1,300	1,731	1,731
Loans receivable, net	326,807	342,031	321,607	334,147
Accrued interest receivable	2,231	2,231	2,272	2,272

Liabilities:
Deposits	517,060	521,095	500,366	505,687
Federal Home Loan Bank short-term borrowings	-	-	7,300	7,300
Federal Home Loan Bank long-term borrowings	11,000	11,220	14,000	14,237
Accrued interest payable	108	108	168	168

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth.  Words such as “may,” “could,” “should,” “would,” “will,” ”will likely result,” ”believe,” ”expect,” ”plan,” ”will continue,” ”is anticipated,” ”estimate,” ”intend,” ”project,” and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investments securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair value.

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish the allowance for loan losses. The allowance for loan losses is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on our evaluation of the losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date.

The allowance for loan losses consists of specific, general and unallocated components. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.

The allowance for losses on loans is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance is adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in our lending policies and procedures, changes in current general economic conditions and business conditions affecting our primary lending areas, credit quality trends, collateral values, loans volumes and concentrations, seasoning of the loan portfolio, loss experience, and duration of the current business cycle.  The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.  Future provisions for loan losses may include an unallocated component as we re-evaluate our estimates including, but not limited to changes in economic conditions in our market area, declines in local property values and concentrations of risk.  Included in our estimate and evaluation is an analysis of our mortgage loans, both current and delinquent, that may have private mortgage insurance.  With the recent downgrades of insurance companies, this is another factor management will review as it assesses its allowance for loan losses.

Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, additional provisions to the allowance for loan losses may be required that would adversely impact earnings for future periods.

Other-Than-Temporary Impairment.  Investment securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at June 30, 2010.

Valuation of Deferred Tax Assets.  In evaluating our ability to realize deferred tax assets, management considers all positive and negative information, including our past operating results and our forecast of future taxable income.  In determining future taxable income, management utilizes a budget process that makes business assumptions and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets which would result in additional income tax expense in the period.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  We estimate the fair value of financial instruments using a variety of valuation methods.  Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value.  When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value.  When observable market prices do not exist, we estimate fair value.  Other factors such as model assumptions and market dislocations can affect estimates of fair value.  Differences in the fair value and carrying value of certain financial instruments (including changes in the differences between the fair value and the carrying value from period to period), such as loans, securities held to maturity, deposits and borrowings do not affect our reported financial condition or results of operations, as such financial instruments are carried at cost.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $10.7 million, or 1.9%, to $579.2 million at June 30, 2010, from $568.5 million at December 31, 2009.  The increase was mainly the result of increases in cash, investment securities held-to-maturity and loans receivable.

Net loans receivable increased $5.2 million, or 1.6%, to $326.8 million at June 30, 2010 from $321.6 million at December 31, 2009.  Commercial real estate loans increased $14.8 million, or 15.2%, to $111.9 million at June 30, 2010 from $97.1 million at December 31, 2009.  Construction loans decreased $6.6 million to $7.5 million at June 30, 2010 from $14.1 million at December 31, 2009.  One- to four-family residential real estate loans decreased $3.6 million to $147.8 million at June 30, 2010 from $151.4 million at December 31, 2009.    Home equity loans and lines of credit increased $545,000 to $38.4 million at June 30, 2010 from $37.9 million at December 31, 2009.  Multi-family mortgage loans decreased to $3.1 million at June 30, 2010 from $4.1 million at December 31, 2009.    Commercial loans increased by $1.4 million to $19.3 million at June 30, 2010 from $17.9 million at December 31, 2009.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $3.0 million at June 30, 2010 from $5.3 million at December 31, 2009.

Real estate owned totaled $489,000 at June 30, 2010 as we completed the foreclosure process on a borrower by acquiring two properties.

Securities available-for-sale remained constant at $166.4 million at June 30, 2010 and December 31, 2009.  Securities held-to-maturity increased by $1.7 million, to $42.7 million at June 30, 2010 from $41.0 million at December 31, 2009.  This increase was the result of purchases in the amount of $19.0 million offset by sales, call and maturities in the amount of $16.7 million and $709,000 in principal amortization and an impairment charge on an investment security of $21,000.  The sales were on investment securities that had been downgraded by a credit rating agency to below investment grade, and on which we had previously recognized other-than-temporary impairment charges.  The other-than-temporary charge was all related to credit loss, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations, and not as a reduction in other comprehensive income.)

Deposits increased $16.7 million, or 3.3%, to $517.1 million at June 30, 2010 from $500.4 million at December 31, 2009.  The largest increase was in savings accounts, which increased $15.3 million, or 16.8%, to $106.3 million at June 30, 2010 from $91.0 million at December 31, 2009.  The increase in savings accounts was due to an increase in county governmental-related accounts.  NOW accounts increased $304,000 to $99.1 million at June 30, 2010 from $98.8 million at December 31, 2009.  Super NOW accounts increased by $6.6 million to $26.3 million at June 30, 2010 from $19.8 million at December 31, 2009.  Non-interest bearing demand accounts increased by $14.4 million to $35.5 million at June 30, 2010 from $21.1 million at December 31, 2009.  Certificates of deposit decreased by $21.8 million to $184.9 million at June 30, 2010 from $206.7 million at December 31, 2009.  Included in the balance in certificates of deposits are brokered deposits in the amount of $13.2 million at June 30, 2010, which decreased $6.1 million from $19.3 million at December 31, 2009.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $11.0 million at June 30, 2010 compared to $21.3 million at December 31, 2009.  We have decreased our outstanding borrowing because our net increase in deposits and the proceeds received from the call, maturities and amortization of securities exceeded our cash needs to fund loan originations and investment purchases.

Total stockholders’ equity increased $3.0 million to $48.5 million at June 30, 2010 from $45.5 million at December 31, 2009.  This increase was mainly attributable to net income of $2.2 million.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and June 30, 2009

General.  Net income increased $1.0 million to $1.2 million for the three months ended June 30, 2010 from $205,000 for the three months ended June 30, 2009.  The principal reasons for the increase in net income was an increase in net interest income of $1.1 million, an increase in non-interest income of $200,000 and a decrease in non-interest expense of $425,000 offset by an increase in the provision for loan losses of $42,000 and an increase in income tax expense of $599,000.

Interest Income.  Interest income decreased $96,000 for the three months ended June 30, 2010 from the three months ended June 30, 2009.  The decrease in interest income resulted from a decrease of $376,000 in interest income on taxable securities offset by an increase in the interest income on loans in the amount of $279,000.

Interest income on securities decreased by $375,000 to $1.8 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 92 basis points to 3.72% for the three months ended June 30, 2010 from 4.64% for the three months ended June 30, 2009, which was offset by an increase in the average balance of taxable and tax-exempt securities to $199.5 million for the three months ended June 30, 2010 from $190.6 million for the three months ended June 30, 2009.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest income on loans increased $279,000 to $4.9 million for the three months ended June 30, 2010 from $4.6 million for the three months ended June 30, 2009.  The average balance of loans increased $20.4 million to $328.1 million for the three months ended June 30, 2010 from $307.7 million for the three months ended June 30, 2009.  As an offset, the average yield decreased to 5.93% for the three months ended June 30, 2010 from 5.96% for the three months ended June 30, 2009.  The increase in the average balance of loans resulted primarily from increases in the commercial loan categories. See “—Comparison of Financial Condition at June 30, 2010 and December 31, 2009” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest Expense. Interest expense decreased $1.1 million to $2.4 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009.

Interest expense on interest-bearing deposits decreased by $944,000 to $2.2 million for the three months ended June 30, 2010 from $3.2 million for the three months ended June 30, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.90% for the three months ended June 30, 2010 from 2.91% for the three months ended June 30, 2009, offset by an increase in the average balance of interest-bearing deposits to $472.4 million for the three months ended June 30, 2010 from $439.2 million for the three months ended June 30, 2009.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits (except for NOW and Super NOW accounts) for the three months ended June 30, 2010, reflecting lower market rates.

Interest expense on borrowings decreased $207,000 to $124,000 for the three months ended June 30, 2010 from $331,000 for the three months ended June 30, 2009.  This decrease was primarily due to a $14.9 million decrease in the average balance of borrowings to $15.1 million for the three months ended June 30, 2010 from $30.0 million for the three months ended June 30, 2009 and a decrease in the average rate paid on borrowings to 3.28% for the three months ended June 30, 2010 from 4.42% for the three months ended June 30, 2009.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  For the three months ended June 30, 2010, the provision for loan losses was $42,000 and there was a net charge-off of $286,000.  The allowance for loan losses was $2.8 million at June 30, 2010, or 0.84% of total loans, compared to $2.2 million, or 0.72% of total loans at June 30, 2009.  We increased the allowance for loan losses at June 30, 2010 due to increases in (i) general reserves, reflecting growth in the loan portfolio, and (ii) specific allowances for substandard loans, loans designated as “special mention” and loans on our watch list, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we analyzed for possible specific allowances increased to $7.0 million at June 30, 2010 from $5.1 million at June 30, 2009, although we only provided specific allowances on loans with principal balances of $1.6 million as of June 30, 2010 and $1.1 million as of June 30, 2009, as the Company believes it has adequate collateral.  At June 30, 2010 and 2009, in further recognition of current economic conditions, we established unallocated allowances for loan losses of $500,000 and $373,000, respectively.  The allowance for loan losses represented 107.94% of nonperforming loans at June 30, 2010 and 176.79% of nonperforming loans at June 30, 2009.  We have not increased our allowance for loan losses commensurate with our increase in commercial real estate loans, as we originate commercial real estate loans that we believe to be of greater credit quality but that may provide lower yields.  Such credit quality can result from one or more of many factors, including, but not limited to:  the borrower having substantial net worth; the borrower providing a personal guarantee on the loan; the borrower having deposit relationships with us; the underlying business having a debt service ratio that exceeds the minimum established by our policies; the borrower having a history of creditworthiness, either with us, one of our lending officers or another financial institution; and the collateral being in a desirable location.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Non-interest Income.  Non-interest income was $456,000 for the three months ended June 30, 2010 and $256,000 for the three months ended June 30, 2009.  Fees and service charges on deposit accounts increased by $9,000 to $318,000 for the three months ended June 30, 2010 from $309,000 for the three months ended June 30, 2009.  The increase in fees and service charges was attributed to increases in volume of overdraft fees and ATM fees.  Gains on the sale of loans totaled $50,000 for the three months ended June 30, 2010 and $41,000 for the three months ended June 30, 2009.  Non-interest income for the three months ended June 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our available-for-sale investment security portfolio in the amount of $1,000 (pre-tax).  For the three months ended June 30, 2009, the other-than-temporary impairment of securities was $249,000 (pre-tax).  For the three months ended June 30, 2010, there was a net gain on the sale and call of investment securities in the amount of $62,000 compared to a net gain of $128,000 for the three months ended June 30, 2009.

Non-interest Expense.  Non-interest expense decreased $425,000 to $2.9 million for the three months ended June 30, 2010 from $3.3 million for the three months ended June 30, 2009.  Compensation and benefits expense remained constant at $1.5 million for the three months ended June 30, 2010 and 2009.  Occupancy and equipment expense increased $14,000 mainly due to increases in repairs and maintenance and depreciation.  Federal deposit insurance premiums decreased to $191,000 for the three months ended June 30, 2010 from $206,000 for the three months ended June 30, 2009.  Data processing fees increased by $56,000 to $237,000 for the three months ended June 30, 2010 from $181,000 for the three months ended June 30, 2009.  This increase was due to an increase in the number of savings and loan accounts being serviced and the addition of services being offered to customers.    Professional fees increased $6,000 mainly due to an increase in legal fees due to increased collection efforts on loans.  Advertising decreased $21,000 to $37,000 for the three months ended June 30, 2010 from $58,000 for the three months ended June 30, 2009.  For the three months ended June 30, 2010 there was no prepayment penalty fee as there was for the three months ended June 30, 2009 when the Bank repaid a long-term FHLB advance with a prepayment penalty of $459,000.

Income Tax Expense. We recorded income tax expense of $629,000 for the three months ended June 30, 2010, compared to $30,000 for the three months ended June 30, 2009.  Our effective tax rates for the three months ended June 30, 2010 and 2009 were 33.6% and 12.8%, respectively.  The reason for the lower income tax expense and the lower tax rate for the three months ended June 30, 2009 were due to the higher percentage of tax-exempt income to taxable income.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

General.  Net income increased $1.5 million to $2.2 million for the six months ended June 30, 2010 from $648,000 for the six months ended June 30, 2009.  The principal reason for the increase was an increase of $1.8 million in net interest income after provision for loan losses, a decrease in non-interest expense of $399,000 and an $114,000 increase in non-interest income offset by an increase in income tax expense of $795,000.

Interest Income.  Interest income decreased $149,000 to $13.5 million for the six months ended June 30, 2010 from $13.6 million for the six months ended June 30, 2009.  The decrease in interest income resulted from a $738,000 decrease in interest income on securities offset by a $589,000 increase in interest income on loans.

Interest income on loans increased $589,000 to $9.8 million for the six months ended June 30, 2010 from $9.2 million for the six months ended June 30, 2009.  The average balance of loans increased $21.4 million to $327.3 million for the six months ended June 30, 2010 from $305.9 million for the six months ended June 30, 2009.  The increase in average balance of loans accounted for the increase in interest income.  The increase in the average balance of loans resulted primarily from increases across the mortgage loan and commercial loan categories.

Interest income on securities decreased $738,000 to $3.7 million for the six months ended June 30, 2010 from $4.4 million for the six months ended June 30, 2009.  This decrease was due to a decrease in the average yield on investment securities to 3.82% for the six months ended June 30, 2010 from 4.82% for the six months ended June 30, 2009, which was offset by an increase in the average balance of investment securities to $201.2 million for the six months ended June 30, 2010 from $184.3 million for the six months ended June 30, 2009.

Interest Expense. Interest expense decreased $2.3 million to $4.8 million for the six months ended June 30, 2010 from $7.1 million for the six months ended June 30, 2009.

Interest expense on interest-bearing deposits decreased by $1.9 million to $4.6 million for the six months ended June 30, 2010 from $6.5 million for the six months ended June 30, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.94% for the six months ended June 30, 2010 from 2.98% for the six months ended June 30, 2009 which was offset by an increase in the average balance of interest-bearing deposits to $472.8 million for the six months ended June 30, 20010 from $434.1 million for the six months ended June 30, 2009.  We experienced increases in the average balances of each category of interest-bearing deposit: savings accounts, money market deposit accounts, and NOW and Super-NOW accounts.  The average cost of all deposit accounts decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, except for NOW and Super-NOW accounts.

Interest expense on borrowings decreased $422,000 to $251,000 for the six months ended June 30, 2010 from $673,000 for the six months ended June 30, 2009.  This decrease was primarily due to a $14.5 million decrease in the average balance of borrowings to $16.1 million for the six months ended June 30, 2010 from $30.6 million for the six months ended June 30, 2009 and a decrease on the average rate paid on borrowings to 3.13% for the six months ended June 30, 2010 from 4.40% for the six months ended June 30, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses in the amount of $502,000 for the six months ended June 30, 2010 while we recorded a provision for loan losses in the amount of $195,000 for the six months ended June 30, 2009.  We had net charge-offs of $322,000 for the six months ended June 30, 2010 and net charge-offs of $53,000 for the six months ended June 30, 2009.  The allowance for loan losses as a percentage of total loans was 0.84% and 0.72% at June 30, 2010 and June 30, 2009, respectively.  We used the same methodology in calculating the provision for loan losses during each of the six months ended June 30, 2010 and 2009.

Non-interest Income.  Non-interest income was $746,000 for the six months ended June 30, 2010 and $632,000 for the six months ended June 30, 2009.  Fees and service charges on deposit accounts increased by $32,000 to $624,000 for the six months ended June 30, 2010 from $592,000 for the six months ended June 30, 2009.  The increase in fees and service charges is attributed to increases in volume in overdraft fees and ATM fees.  Gains on sales of loans totaled $70,000 for the six months ended June 30, 2010 compared to $49,000 for the six months ended June 30, 2008.  Non-interest income for the six months ended June 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our investment security portfolio.  This charge totaled $21,000 (pre-tax) for the six months ended June 30, 2010.  For the six months ended June 30, 2009, non-interest income was reduced by an other-than-temporary impairment of the AMBAC corporate bond and the AMF mutual fund in the amount of $346,000 (pre-tax).

Non-interest Expense.  Non-interest expense decreased $399,000 to $5.7 million for the six months ended June 30, 2010 from $6.1 million for the six months ended June 30, 2009.  Compensation and benefits expense increased $113,000 to $2.9 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009.  Normal salary increases, the hiring of personnel to staff our newly opened branch locations, increases in payroll taxes and increases in pension expense offset by a decrease in ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $95,000 mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums decreased to $385,000 for the six months ended June 30, 2010 from $597,000 for the six months ended June 30, 2009.  Data processing expense increased $82 thousand.  This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts with our service bureau and line costs associated with the opening of new branches.  Professional fees decreased $10,000.  For the six months ended June 30, 2010, there was no prepayment penalty as there was for the six months ended June 30, 2009.  For the six months ended June 30, 2009, the Bank incurred a prepayment penalty of $459,000 when it paid off a long-term FHLB borrowing.  Other miscellaneous non-interest expense increased $47,000 to $631,000 for the six months ended June 30, 2010 from $584,000 for the six months ended June 30, 2009.  This increase was mainly in supervisory examination expense, organizational dues and subscription expense and correspondent bank expense.

Income Tax Expense. We recorded income tax expense of $989,000 for the six months ended June 30, 2010, compared to a tax expense of $194,000 for the six months ended June 30, 2009.  Our effective tax rates for the six months ended June 30, 2010 and 2009 were 31.1% and 23.0%, respectively.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $20.1 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $166.4 million at June 30, 2010.  In addition, at June 30, 2010, we had the ability to borrow a total of approximately $118.7 million from the Federal Home Loan Bank of New York.  On that date, we had $11.0 million in advances outstanding.

At June 30, 2010, loan commitments outstanding totaled $5.3 million. In addition to commitments to originate loans, we had $17.9 million in unadvanced funds to borrowers and a $2.0 million commitment to purchase a MBS security.  Total certificates of deposit due within one year of June 30, 2010 totaled $113.9 million.  Total certificates of deposit due within one year of June 30, 2010 represent 22.0% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2010, we originated $26.3 million of loans and purchased $67.1 million of securities.  For the six months ended June 30, 2009, we originated $42.8 million of loans and purchased $61.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $16.7 million and $33.8 million for the six months ended June 30, 2010 and 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive.

Total borrowings, which include Federal Home Loan Bank advances, decreased $10.3 million, net, for the six months ended June 30, 2010 and decreased $9.2 million, net for the six months ended June 30, 2009.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We have spent $361,000 for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $792,000 for the acquisition and development of land in Millville, New Jersey.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

As of June 30, 2010, except as previously disclosed, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which currently the primary federal regulator for Colonial Financial Services, Inc. and its subsidiary, Colonial Bank, FSB, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Colonial Financial Services, Inc.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended June 30, 2010.  On March 24, 2008, the Company announced a repurchase program for 100,454 shares.  As of June 30, 2010, 46,000 shares had been repurchased under this plan.  This plan terminated in connection with the second-step conversion of Colonial Bankshares, MHC.

Item 3.                   Defaults Upon Senior Securities

                                None

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: August 13, 2010	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial
Officer (Principal Accounting and Financial
Officer)