Form 10-Q
period 2010-09-30
Colonial Financial Services, Inc.
filed 2010-11-12
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

As of November 12, 2010, 4,188,468 shares of common stock, par value $0.01 per share

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2010	December 31, 2009

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$36,598	$15,882
Investment securities available for sale	168,423	166,378
Investment securities held to maturity (fair value at September 30, 2010 - $38,560; at December 31, 2009 - $41,395)	37,985	41,032
Loans receivable, net of allowance for loan losses of $2,806 at September 30, 2010 and $2,606 at December 31, 2009	326,216	321,607
Loans available for sale	1,186	-
Real estate owned	489	-
Federal Home Loan Bank stock, at cost	1,300	1,731
Office properties and equipment, net	11,098	11,387
Bank-owned life insurance	2,855	2,777
Accrued interest receivable	2,080	2,272
Other assets	4,623	5,475
Total Assets	$592,853	$568,541

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$20,605	$21,111
Interest-bearing	489,737	479,255
Total deposits	510,342	500,366
Federal Home Loan Bank short-term borrowings	-	7,300
Federal Home Loan Bank long-term borrowings	11,000	14,000
Advances from borrowers for taxes and insurance	656	661
Accrued interest payable and other liabilities	758	697
Total Liabilities	522,756	523,024

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares in 2010 and 1,000,000 in 2009; none issued	-	-
Common stock, $0.01 par value in 2010 and $0.10 par value in 2009; authorized 100,000,000 shares in 2010 and 10,000,000 shares in 2009; issued 4,173,444 shares in 2010 and 4,521,696 shares in 2009; outstanding 4,173,444 shares at September 30, 2010 and 4,440,246 shares at December 31, 2009	42	452
Additional paid-in capital	40,887	20,628
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(2,002)	(1,084)
Treasury stock, at cost, 134,625 shares at December 31, 2009	-	(1,596)
Retained earnings	27,176	23,879
Accumulated other comprehensive income	3,994	3,238
Total Stockholders’ Equity	70,097	45,517
Total Liabilities and Stockholders’ Equity	$592,853	$568,541

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,839	$4,673		$14,607	$13,852
Mortgage-backed securities	1,158	1,401		3,674	4,388
Investment securities: Taxable	389	541		1,236	1,704
Investment securities: Tax-exempt	153	204		493	495
Total Interest Income	6,539	6,819		20,010	20,439

Interest Expense
Deposits	2,182	3,099		6,780	9,556
Borrowings	97	248		348	921
Total Interest Expense	2,279	3,347		7,128	10,477
Net Interest Income	4,260	3,472		12,882	9,962

Provision for Loan Losses	29	100		531	295
Net Interest Income after Provision for Loan Losses	4,231	3,372		12,351	9,667

Non-Interest Income
Fees and service charges	324	314		948	903
Gain on sale of loans	46	7		116	56
Impairment charge on investment securities	(88)	(568)		(109)	(914)
Portion of loss recognized in other comprehensive income (before taxes)	-	-		-	-
Net impairment losses recognized in earnings	(88)	(568)		(109)	(914)
Net gain on sales and calls of investment securities	30	10		50	295
Earnings on life insurance	26	26		78	78
Other	2	-		3	3
Total Non-Interest Income	340	(211)		1,086	421

Non-Interest Expenses
Compensation and benefits	1,580	1,495		4,527	4,329
Occupancy and equipment	413	391		1,278	1,161
FDIC insurance premium	202	190		587	787
Data processing	213	205		678	588
Office supplies	51	33		119	130
Professional fees	170	123		421	384
Advertising and promotions	53	36		141	136
Prepayment penalty on payoff of FHLB borrowing	-	-		-	459
Other	277	278		894	862
Total Non-Interest Expenses	2,959	2,751		8,645	8,836
Income before Income Tax Expense	1,612	410		4,792	1,252

Income Tax expense	506	80		1,495	274
Net Income	$1,106	$330		$3,297	$978

Per Share Data (See Note 3):
Earnings per share – basic	$0.28	$0.08	*	$0.82	$0.24	*
Earnings per share – diluted	$0.28	$0.08	*	$0.82	$0.24	*

Weighted average number of shares outstanding – basic	3,984,038	4,010,633	*	4,009,301	4,012,593	*
Weighted average number of shares outstanding – diluted	3,984,038	4,012,881	*	4,009,301	4,012,593	*

*
Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu -lated Other Compre-hensive Income	Total Stock- holders’ Equity
		(Dollars in thousands, except share data)
Balance, January 1, 2010	4,440,246	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income	-	-	-	-	3,297	-	-	3,297
Net change in unrealized gain on securities available for sale, net of tax expense of $407	-	-	-	-	-	-	756	756
Total Comprehensive income		-	-	-	-	-	-	4,053

Cancellation of common stock	(4,521,696)	(452)	452	-	-	-	-	-

Issuance of common stock, net	4,173,444	42	21,130	(918)	-	-	-	20,254

Cancellation of treasury shares	81,450	-	(1,596)	-	-	1,596	-	-

Stock-based compensation expense (restricted stock awards)	-	-	164	-	-	-	-	164

Stock-based compensation expense (stock options)	-	-	109	-	-	-	-	109
Balance, September 30, 2010	4,173,444	$42	$40,887	$(2,002)	$27,176	$-	$3,994	$70,097

Balance, January 1, 2009	4,428,021	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:	-
Net income	-	-	-	-	978	-	-	978
Net change in unrealized gain on securities available for sale, net of tax expense of $1,373	-	-	-	-	-	-	2,457	2,457
Total Comprehensive income	-	-	-	-	-	-	-	3,435

Treasury stock purchased (5,500 shares)	(5,500)	-	-	-	-	(37)	-	(37)

Stock-based compensation expense (restricted stock awards)	-	-	166	-	-	-	-	166

Stock-based compensation expense (stock options)	-	-	111	-	-	-	-	111
Balance, September 30, 2009	4,422,521	$452	$20,567	$(1,200)	$23,417	$(1,596)	$2,665	$44,305

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$3,297	$978
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	531	295
Depreciation expense	511	493
Stock-based compensation expense	273	277
Impairment charge on investment securities	109	914
Net earnings on bank-owned life insurance	(78)	(78)
Loans originated for sale	(7,961)	(4,817)
Proceeds from sale of loans	6,891	4,873
Gain on sale of loans	(116)	(56)
Gain on sale of foreclosed real estate	-	5
Net amortization of loan costs	40	78
Net gain on sales and calls of investment securities	(50)	(295)
Accretion of premium and discount on investment securities, net	(296)	(371)
Decrease (increase) in accrued interest receivable	192	(72)
Decrease (increase) in other assets	852	(777)
Increase in accrued interest payable and other liabilities	61	542
Net cash provided by operating activities	4,256	1,989
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	1,748	843
Proceeds from sales of investment securities held-to-maturity	739	-
Proceeds from sales of mortgage-backed securities available-for-sale	1,816	1,674
Proceeds from calls and maturities of investment securities available-for-sale	49,613	35,729
Proceeds from calls and maturities of investment securities held-to-maturity	33,293	10,190
Purchase of investment securities available-for-sale	(52,404)	(46,751)
Purchase of investment securities held-to-maturity	(31,694)	(37,848)
Purchase of mortgage-backed securities available-for-sale	(27,664)	(20,036)
Purchase of office properties and equipment	(222)	(446)
Principal repayments from investment securities	1,447	1,072
Principal repayments from mortgage-backed securities	25,101	22,919
Net decrease of Federal Home Loan Bank stock	431	(429)
Proceeds from sale of foreclosed real estate	-	108
Net increase in loans receivable	(5,669)	(16,503)
Net cash used for investing activities	(3,465)	(49,478)
Cash Flows from Financing Activities:
Net increase in deposits	9,976	29,789
Repayment of Federal Home Loan Bank short-term borrowings	(7,300)	11,620
Repayment of Federal Home Loan Bank long-term borrowings	(3,000)	(6,227)
(Decrease) increase in advances from borrowers for taxes and insurance	(5)	236
Net proceeds from issuance of common stock	20,254	-
Acquisition of treasury stock	-	(37)
Net cash provided by financing activities	19,925	35,381
Increase in cash and cash equivalents	20,716	(12,108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,882	23,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,598	$11,299

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$7,204	$10,681
Income taxes	$1,763	$800

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$489	$-

See notes to unaudited consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc. (the “Company”), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank”) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering.  Colonial Bank FSB is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares was paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. now has approximately 4,173,444 shares outstanding.

Colonial Bankshares, Inc. was the former mid-tier holding company for the Bank and was organized in conjunction with the Bank’s reorganization from the mutual savings bank to the mutual holding company structure in January 2003.  Colonial Bankshares, MHC, was the federally chartered mutual holding company parent of Colonial Bankshares, Inc. and originally owned 54% of Colonial Bankshares, Inc.’s outstanding stock.

The Bank is a federally chartered capital stock savings bank.  The Bank maintains its executive office and main branch in Vineland, New Jersey with branches in Bridgeton, Mantua, Millville, Upper Deerfield, Vineland, Sewell and Cedarville, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial and consumer loans and investments.

The Bank has established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”) whose purpose is to invest in and manage securities.

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2010 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended September 30, 2010 and 2009 is $1,106,000 and $330,000, respectively.  The net income for the nine months ended September 30, 2010 and 2009 is $3,297,000 and $978,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2010 and 2009, there were 180,494 and 184,660 anti-dilutive options excluded from the computation of diluted earnings per share because the option price was greater than the average market price.  Earnings per share and average common shares outstanding have been adjusted to reflect the impact of the exchange ratio which was a result of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$1,106,000	$330,000	$3,297,000	$978,000

Weighted average common shares issued	4,183,422	4,249,942	4,227,525	4,249,942
Average unearned ESOP shares	(181,696)	(112,775)	(128,770)	(112,775)
Average treasury stock shares	(17,688)	(126,534)	(89,454)	(124,574)
Weighted average common shares outstanding-basic	3,984,038	4,010,633	4,009,301	4,012,593
Effect of dilutive non-vested shares and stock options outstanding	-	2,248	-	-
Weighted average common shares outstanding-diluted	3,984,038	4,012,881	4,009,301	4,012,593
Basic earnings per share	$0.28	$0.08	$0.82	$0.24
Diluted earnings per share	$0.28	$0.08	$0.82	$0.24

4.	Stock Based Compensation

At September 30, 2010, the Company has a share-based compensation plan, the 2006 Stock-Based Incentive Plan of Colonial Bankshares, Inc., which was assumed by the Company as part of the second-step conversion.  Shares of restricted stock and options were first issued under the plan in October 2006 and have been adjusted for the exchange ratio.

On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vests 20% annually beginning October 19, 2007.  For the three and nine months ended September 30, 2010, $53,000 and $164,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18,000 and $56,000, respectively.  As of September 30, 2010, there was $232,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.00 years.

A summary of the status of the shares under the 2006 Plan as of September 30, 2010 and changes during the nine months ended September 30, 2010 are presented below.  The number of shares and weighted average grant date fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	30,049	$13.27
Granted	-	-
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	30,049	$13.27

On October 19, 2006, options to purchase 184,662 shares (as adjusted) of common stock at $13.27 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007 and expire in 2016.  A summary of the status of the Company’s stock options under the 2006 Plan as of September 30, 2010 and changes during the nine months ended September 30, 2010 are presented below.  The number of options and weighted average exercise price has been adjusted for the exchange ratio as a result of our second-step conversion:

	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	176,335	$13.27
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	176,335	$13.27
Exercisable at end of period	110,798	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option (as adjusted).  The weighted average contractual term of options outstanding and exercisable were 6.00 years at September 30, 2010 and 7.00 years at September 30, 2009.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2010, was $35,000 and $109,000 with a related tax benefit of $12,000 and $38,000, respectively.  As of September 30, 2010, there was approximately $158,000 of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 1.00 year.  At September 30, 2009, there was approximately $304,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP”) for substantially all of its full-time employees.  The ESOP trust purchased 156,399 shares (as adjusted for the exchange ratio as part of the July 2010 second-step conversion) of common stock.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $68,000 and $22,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company’s contribution expense for the ESOP was $118,000 and $63,000 for the nine months ended September 30, 2010 and 2009, respectively.

In July 2010, the ESOP acquired an additional 91,800 shares of the Company’s common stock with a loan from the Company in the amount of $918,000, an average price of $10.00 per share.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 3.25% with principal and interest payable annually in equal installments over 10 years.  The loan is secured by the shares of Company common stock purchased.

The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	September 30, 2010	September 30, 2009
Shares released for allocation	54,528	43,622
Unreleased shares	193,669	112,775
Total ESOP shares	248,197	156,397

5.           Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains on available for sale securities	$176	$1,222	$1,104	$3,211
Reclassification for impairment charge on investment securities	88	568	109	914
Reclassification adjustment for net gains realized in net income	(30)	(10)	(50)	(295)
Net unrealized gains	234	1,780	1,163	3,830
Income tax expense	79	637	407	1,373
Net of tax amount	$155	$1,143	$756	$2,457

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.9 million of standby letters of credit outstanding as of September 30, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

7.            Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2010
U. S. Government obligations	$32,543	$230	$-	$32,773
Corporate debt obligations	8,756	364	(51)	9,069
Mutual funds	850	58	-	908
Municipal debt obligations	2,811	75	(6)	2,880
SBA pools	3,626	33	(13)	3,646
Mortgage-backed securities	113,702	5,447	(2)	119,147
	$162,288	$6,207	$(72)	$168,423

December 31, 2009
U. S. Government obligations	$28,973	$169	$-	$29,142
Corporate debt obligations	10,563	232	(123)	10,672
Mutual funds	1,561	64	-	1,625
Municipal debt obligations	2,817	49	(36)	2,830
SBA pools	5,231	29	(39)	5,221
Mortgage-backed securities	112,262	4,643	(17)	116,888
	$161,407	$5,186	$(215)	$166,378

Held to Maturity:
September 30, 2010
Corporate debt obligations	$2,350	$252	$-	$2,602
Municipal debt obligations	33,800	256	(27)	34,029
Mortgage-backed securities	1,835	94	-	1,929
	$37,985	$602	$(27)	$38,560

December 31, 2009
Corporate debt obligations	$5,209	$90	$(7)	$5,292
Municipal debt obligations	33,173	220	(93)	33,300
Mortgage-backed securities	2,650	153	-	2,803
	$41,032	$463	$(100)	$41,395

All of the Company’s mortgage-backed securities at September 30, 2010 and December 31, 2009 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly single family mortgages.

The amortized cost and estimated fair value of investment securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are calculated as being due in their final stated maturity date.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$29,201	$29,201	$4,356	$4,444
Due after one year through five years	915	949	32,063	32,480
Due after five years through ten years	2,087	2,402	30,841	31,524
Due thereafter	5,782	6,008	95,028	99,975
	$37,985	$38,560	$162,288	$168,423

At September 30, 2010 and December 31, 2009, $80.4 million and $90.2 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $106,000 while gross realized gains on held-to-maturity securities totaled $0, for the nine months ended September 30, 2010.  Gross realized losses on available-for-sale securities totaled $0 while gross realized losses on held-to-maturity securities totaled $56,000, for the nine months ended September 30, 2010.  The gross realized losses on held-to-maturity securities were on two corporate debt obligations that the Company had identified in the second and third quarter of 2009 as impaired due to a downgrade by a credit rating agency to below investment grade.  The charges against operating results that were taken for these two corporate debt securities totaled $914,000 in 2009.

Gross realized gains on available-for-sale securities totaled $299,000 while gross realized gains on held-to-maturity securities total $0, for the nine months ended September 30, 2009.  Gross realized losses on available-for-sale securities totaled $4,000 and gross realized losses on held-to-maturity securities total $0, for the nine months ended September 30, 2009.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$-	$-	$917	$51	$917	$51
Municipal debt obligations	251	1	625	5	876	6
SBA pools	-	-	1,906	13	1,906	13
Mortgage-backed securities	4,567	1	69	1	4,636	2
Total	$4,818	$2	$3,517	$70	$8,335	$72

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$766	$16	$1,357	$107	$2,123	$123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Mortgage-backed securities	1,350	15	2,064	2	3,414	17
Total	$2,962	$67	$5,699	$148	$8,661	$215

At September 30, 2010, there were five securities in the less-than-twelve-month category and 16 securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the five securities in the less-than-twelve-month position for the available-for-sale category are one municipal debt obligation and four mortgage-backed securities.  Included in the 16 securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt securities, two municipal debt securities, eleven SBA pools and two mortgage-backed securities.

The following table shows the Company’s held-to-maturity investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$1,000	$25	$256	$2	$1,256	$27
Total	$1,000	$25	$256	$2	$1,256	$27

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$462	$7	$-	$-	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

At September 30, 2010, there were two securities in the less-than-twelve month category and one security in the twelve-month-or-more category for the held-to-maturity portfolio.

The Company’s investment in mortgage-backed securities consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial and insurance sectors of the economy.  All interest payments are current in regards to all the corporate investments.  In the third quarter of 2010, the Company continued the previously disclosed write-down of the AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s, by an additional amount of $88,000, to its estimated fair market value.  In regards to the other corporate investments, as the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at September 30, 2010.

In November 2010, the Company sold its AMBAC corporate bond with an adjusted fair value of $160,000 as of September 30, 2010.  It was sold for $118,750 for a loss of $41,250, which will be reflected in our consolidated statements of income in the fourth quarter of 2010.  Also, in November 2010, AMBAC declared bankruptcy and we cannot predict if any of our proceeds will be challenged by the Bankruptcy Court.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2010.

For the three months ended September 30, 2010, the Company redeemed $250,000 of the AMF mutual fund at a pre-tax gain of approximately $16,000 or an after-tax gain of $10,000.

8.             Loans

The components of loans at September 30, 2010 and December 31, 2009 are as follows:

	At September 30, 2010		At December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:

One- to four-family residential	$147,759	44.8%	$151,352	46.6%
Home equity loans and lines of credit	37,088	11.3	37,892	11.7
Multi-family	3,066	0.9	4,108	1.3
Commercial	111,643	33.9	97,075	29.9
Construction	7,618	2.3	14,093	4.3
Commercial	20,450	6.2	17,864	5.5
Consumer and other	1,832	0.6	2,223	0.7
Total loans receivable	$329,456	100.0%	$324,607	100.0%
Deferred loan fees	(434)		(394)
Allowance for loan losses	(2,806)		(2,606)
Total loans receivable, net	$326,216		$321,607

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

Nonaccrual loans amounted to approximately $6.6 million and $5.3 million at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, the nonaccrual loans were comprised of $5.1 million of one- to four-family residential loans, $278,000 of home equity loans, $132,000 of construction loans and $985,000 of commercial real estate loans.  At September 30, 2010, the valuation allowances established for the nonaccrual loans totaled $245,000, as the Company believes it is sufficiently collateralized based on an analysis of the collateral position of its nonaccrual loans.

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

As of September 30, 2010, the Bank had restructured 13 loans totaling approximately $10.5 million.  Ten of the loans are commercial real estate, land and multi-family loans with an outstanding principal balance of $9.9 million, two of the loans are one-to four-family loans with an outstanding principal balance of $571,000 and one of the loans is a consumer loan.

Subsequent to September 30, 2010, the Company received updated collateral valuations for three participation loans with an aggregate carrying value of approximately $5.6 million which were restructured during the third quarter of 2010. Management is currently evaluating the valuations, however, initial review indicates that a reserve of approximately $500,000 could be warranted. The evaluation process will be completed in the fourth quarter.

At September 30, 2010, impaired loans totaled $985,000 which consisted of five commercial real estate loans with no valuation allowances, as the Company believes it has adequate collateral.

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

9.            Deposits

Deposit accounts, by type, at September 30, 2010 and December 31, 2009 are summarized as follows:

	At September 30, 2010			At December 31, 2009
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)
Deposit type:

Non-interest bearing demand	$20,605	4.04%	-%	$21,111	4.22%	-%
Savings	105,605	20.69	1.64	90,957	18.18	2.63
NOW accounts	112,930	22.13	0.89	98,810	19.74	0.85
Super NOW accounts	30,153	5.91	1.52	19,755	3.95	1.47
Money market deposit	64,175	12.57	1.43	63,005	12.59	1.63
Total transaction accounts	333,468	65.34	1.23	293,638	58.68	1.55

Certificates of deposit	176,874	34.66	2.47	206,728	41.32	2.91

Total deposits	$510,342	100.00%	1.66%	$500,366	100.00%	2.11%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2010 and December 31, 2009:

Maturity	Interest Rate	September 30, 2010	December 31, 2009
		(Dollars in thousands)
January 4, 2010	0.32%	$-	$5,300
June 3, 2010	0.59	-	2,000
June 23, 2010	3.88	-	3,000
October 18, 2010	4.70	4,000	4,000
April 20, 2011	1.22	2,000	2,000
June 23, 2011	4.31	3,000	3,000
October 22, 2012	2.12	2,000	2,000
		$11,000	$21,300

At September 30, 2010, the Bank had a borrowing capacity of 30% of assets or $176.9 million available from the FHLB of New York.  At September 30, 2010, the Bank had $11.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$32,773	$-	$32,773	$-
Corporate debt obligations	9,069	-	9,069	-
Mutual funds	908	908	-	-
Municipal debt obligations	2,880	-	2,880	-
SBA pools	3,646	-	3,646	-
Mortgage-backed securities	119,147	-	119,147	-
Total investment securities available-for-sale	$168,423	$908	$167,515	$-

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$29,142	$-	$29,142	$-
Corporate debt obligations	10,672	-	10,672	-
Mutual funds	1,625	1,625	-	-
Municipal debt obligations	2,830	-	2,830	-
SBA pools	5,221	-	5,221	-
Mortgage-backed securities	116,888	-	116,888	-
Total investment securities available-for-sale	$166,378	$1,625	$164,753	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009:

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$160	$-	$-	$160

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at September 30, 2010 and December 31, 2009:

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$36,598	$36,598	$15,882	$15,882
Investment securities available-for-sale	168,423	168,423	166,378	166,378
Corporate debt obligations held-to-maturity	2,350	2,602	5,209	5,292
Municipal debt obligations held-to-maturity	33,800	34,029	33,173	33,300
Mortgage-backed securities held-to-maturity	1,835	1,929	2,650	2,803
Federal Home Loan Bank stock	1,300	1,300	1,731	1,731
Loans receivable, net	326,216	347,940	321,607	334,147
Accrued interest receivable	2,080	2,080	2,272	2,272

Liabilities:
Deposits	510,342	514,881	500,366	505,687
Federal Home Loan Bank short-term borrowings	-	-	7,300	7,300
Federal Home Loan Bank long-term borrowings	11,000	11,186	14,000	14,237
Accrued interest payable	92	92	168	168

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth.  Words such as “may,” “could,” “should,” “would,” “will,” “will likely result,” “believe,” “expect,” “plan,” “will continue,” “is anticipated,” “estimate,” “intend,” “project,” and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-“Risk Factors,” in this Form 10-Q under Part II, Item 1A-“Risk Factors,” and in other reports filed with the Securities and Exchange Commission.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at September 30, 2010.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $24.3 million, or 4.3%, to $592.9 million at September 30, 2010, from $568.5 million at December 31, 2009.  The increase was mainly the result of increases in cash, investment securities available-for-sale and loans receivable.

Net loans receivable increased $4.6 million, or 1.4%, to $326.2 million at September 30, 2010 from $321.6 million at December 31, 2009.  Commercial real estate loans increased $14.5 million, or 14.9%, to $111.6 million at September 30, 2010 from $97.1 million at December 31, 2009.  Construction loans decreased $6.5 million to $7.6 million at September 30, 2010 from $14.1 million at December 31, 2009.  One- to four-family residential real estate loans decreased $3.6 million to $147.8 million at September 30, 2010 from $151.4 million at December 31, 2009.    Home equity loans and lines of credit decreased $804,000 to $37.1 million at September 30, 2010 from $37.9 million at December 31, 2009.  Multi-family mortgage loans decreased to $3.1 million at September 30, 2010 from $4.1 million at December 31, 2009.    Commercial loans increased by $2.6 million to $20.5 million at September 30, 2010 from $17.9 million at December 31, 2009.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which increased to $6.6 million at September 30, 2010 from $5.3 million at December 31, 2009.

Real estate owned totaled $489,000 at September 30, 2010 as we completed the foreclosure process on a borrower by acquiring two properties, a single family residence and raw land.

Securities available-for-sale increased slightly to $168.4 million at September 30, 2010 from $166.4 at December 31, 2009.  This increase was the result of purchases in the amount of $80.1 million and a market value increase of $1.2 million offset by sales, calls and maturities in the amount of $53.2 million and $26.2 in principal amortization.  Securities held-to-maturity decreased by $3.0 million, to $38.0 million at September 30, 2010 from $41.0 million at December 31, 2009.  This decrease was the result of sales, calls and maturities in the amount of $34.0 million and $831,000 in principal amortization and an impairment charge on an investment security of $109,000 offset by purchases in the amount of $31.7 million.  The sales were on investment securities that had been downgraded by a credit rating agency to below investment grade, and on which we had previously recognized other-than-temporary impairment charges.  The other-than-temporary charge was all related to credit loss, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations, and none as a reduction in other comprehensive income.)

Deposits increased $10.0 million, or 2.0%, to $510.3 million at September 30, 2010 from $500.4 million at December 31, 2009.  The largest increase was in savings accounts, which increased $14.6 million, or 16.0%, to $105.6 million at September 30, 2010 from $91.0 million at December 31, 2009.  The increase in savings accounts was due to an increase in county governmental-related accounts.  NOW accounts increased $14.1 million to $112.9 million at September 30, 2010 from $98.8 million at December 31, 2009.  Super NOW accounts increased by $10.4 million to $30.2 million at September 30, 2010 from $19.8 million at December 31, 2009.  Non-interest bearing demand accounts decreased by $506,000 to $20.6 million at September 30, 2010 from $21.1 million at December 31, 2009.  Certificates of deposit decreased by $29.8 million to $176.9 million at September 30, 2010 from $206.7 million at December 31, 2009.  Included in the balance in certificates of deposits are brokered deposits in the amount of $9.0 million at September 30, 2010, which decreased by $10.3 million from $19.3 million at December 31, 2009.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $11.0 million at September 30, 2010 compared to $21.3 million at December 31, 2009.  We have decreased our outstanding borrowing because our net increase in deposits and the proceeds received from the call, maturities and amortization of securities exceeded our cash needs to fund loan originations and investment purchases.

Total stockholders’ equity increased $24.6 million to $70.1 million at September 30, 2010 from $45.5 million at December 31, 2009.  This increase was mainly attributable to $20.3 million in net proceeds received from the Company’s second-step conversion and stock offering.  The Company sold approximately 2.3 million shares of stock in subscription, community and syndicated community offerings and issued approximately 1.9 million additional shares of its stock in exchange for the previously outstanding shares of Colonial Bankshares, Inc., the Bank’s former “mid-tier” holding company.  The conversion and reorganization included the cancellation of approximately 81,450 shares of treasury stock of Colonial Bankshares, Inc. with a cost basis of $1.6 million.  A portion of the offering proceeds were used to make a loan to our employee stock ownership plan (“ESOP”), which purchased 91,800 shares of the Company’s common stock for a cost of $918,000.  Our retained earnings increased by $3.3 million as a result of our net income for the nine months ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and September 30, 2009

General.  Net income increased $776,000 to $1.1 million for the three months ended September 30, 2010 from $330,000 for the three months ended September 30, 2009.  The principal reasons for the increase in net income were an increase in net interest income after provision for loan losses of $859,000 and an increase in non-interest income of $551,000 offset by an increase in non-interest expense of $208,000 and an increase in income tax expense of $426,000.

Interest Income.  Interest income decreased $280,000 for the three months ended September 30, 2010 from the three months ended September 30, 2009.  The decrease in interest income resulted from a decrease of $446,000 in interest income on securities offset by an increase in interest income on loans in the amount of $166,000.

Interest income on securities decreased by $446,000 to $1.7 million for the three months ended September 30, 2010 from $2.1 million for the three months ended September 30, 2009.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 79 basis points to 3.31% for the three months ended September 30, 2010 from 4.10% for the three months ended September 30, 2009, and a decrease in the average balance of taxable and tax-exempt securities to $205.5 million for the three months ended September 30, 2010 from $209.5 million for the three months ended September 30, 2009.  The yields on tax-exempt securities are not tax-affected.

Interest income on loans increased $166,000 to $4.8 million for the three months ended September 30, 2010 from $4.7 million for the three months ended September 30, 2009.  The average balance of loans increased $14.9 million to $327.4 million for the three months ended September 30, 2010 from $312.5 million for the three months ended September 30, 2009.  As an offset, the average yield decreased to 5.91% for the three months ended September 30, 2010 from 5.98% for the three months ended September 30, 2009.  The increase in the average balance of loans resulted primarily from increases in the commercial loan categories. See “—Comparison of Financial Condition at September 30, 2010 and December 31, 2009” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest Expense. Interest expense decreased $1.0 million to $2.3 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009.

Interest expense on interest-bearing deposits decreased by $917,000 to $2.2 million for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.85% for the three months ended September 30, 2010 from 2.75% for the three months ended September 30, 2009, offset by an increase in the average balance of interest-bearing deposits to $470.7 million for the three months ended September 30, 2010 from $451.5 million for the three months ended September 30, 2009.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2010, reflecting lower market rates.

Interest expense on borrowings decreased $151,000 to $97,000 for the three months ended September 30, 2010 from $248,000 for the three months ended September 30, 2009.  This decrease was primarily due to a $19.0 million decrease in the average balance of borrowings to $11.0 million for the three months ended September 30, 2010 from $30.0 million for the three months ended September 30, 2009 offset by an increase in the average rate paid on borrowings to 3.53% for the three months ended September 30, 2010 from 3.27% for the three months ended September 30, 2009.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider sufficient to absorb estimated probable loan losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.  For the three months ended September 30, 2010, the provision for loan losses was $29,000 and there was a net recovery of $6,000.  The allowance for loan losses was $2.8 million at September 30, 2010, or 0.85% of total loans, compared to $2.3 million, or 0.72% of total loans at September 30, 2009.  We increased the allowance for loan losses at September 30, 2010 due to increases in (i) general reserves, reflecting growth in the loan portfolio, and (ii) specific allowances for substandard loans, loans designated as “special mention” and loans on our watch list, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we analyzed for possible specific allowances decreased to $10.1 million at September 30, 2010 from $11.6 million at September 30, 2009, although we only provided specific allowances on loans with principal balances of $1.8 million as of September 30, 2010 and $1.0 million as of September 30, 2009, as the Company believes it has adequate collateral with respect to its substandard loans.  The allowance for loan losses represented 42.54% of nonperforming loans at September 30, 2010 and 57.76% of nonperforming loans at September 30, 2009.  We have not increased our allowance for loan losses commensurate with our increase in commercial real estate loans, as we originate commercial real estate loans that we believe to be of greater credit quality but that may provide lower yields.  Such credit quality can result from one or more of many factors, including, but not limited to:  the borrower having substantial net worth; the borrower providing a personal guarantee on the loan; the borrower having deposit relationships with us; the underlying business having a debt service ratio that exceeds the minimum established by our policies; the borrower having a history of creditworthiness, either with us, one of our lending officers or another financial institution; and the collateral being in a desirable location.  To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Non-interest Income.  Non-interest income was $340,000 for the three months ended September 30, 2010 and $(211,000) for the three months ended September 30, 2009.  Fees and service charges on deposit accounts increased by $10,000 to $324,000 for the three months ended September 30, 2010 from $314,000 for the three months ended September 30, 2009.  Gains on the sale of loans totaled $46,000 for the three months ended September 30, 2010 and $7,000 for the three months ended September 30, 2009.  Non-interest income for the three months ended September 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our available-for-sale investment security portfolio in the amount of $88,000 (pre-tax).  For the three months ended September 30, 2009, the other-than-temporary impairment of securities was $568,000 (pre-tax).  For the three months ended September 30, 2010, there was a net gain on the sale and call of investment securities in the amount of $30,000 compared to a net gain of $10,000 for the three months ended September 30, 2009.

Non-interest Expense.  Non-interest expense increased $208,000 to $3.0 million for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009.  Compensation and benefits expense increased by $85,000 to $1.6 milion for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009.  Occupancy and equipment expense increased $22,000 mainly due to increases in repairs and maintenance and depreciation.  Federal deposit insurance premiums increased $12,000 to $202,000 for the three months ended September 30, 2010 from $190,000 for the three months ended September 30, 2009.  Data processing fees increased by $8,000 to $213,000 for the three months ended September 30, 2010 from $205,000 for the three months ended September 30, 2009.  This increase was due to an increase in the number of savings and loan accounts being serviced and the addition of services being offered to customers.    Professional fees increased $47,000 mainly due to an increase in legal fees due to increased collection efforts on loans.  Advertising increased $17,000 to $53,000 for the three months ended September 30, 2010 from $36,000 for the three months ended September 30, 2009.

Income Tax Expense. We recorded income tax expense of $506,000 for the three months ended September 30, 2010, compared to $80,000 for the three months ended September 30, 2009.  Our effective tax rates for the three months ended September 30, 2010 and 2009 were 31.4% and 19.5%, respectively.  The reason for the lower income tax expense and the lower tax rate for the three months ended September 30, 2009 were due to the higher ratio of tax-exempt income to taxable income.

Comparison of Operating Results for the Nine Months ended September 30, 2010 and September 30, 2009

General.  Net income increased $2.3 million to $3.3 million for the nine months ended September 30, 2010 from $978,000 for the nine months ended September 30, 2009.  The principal reasons for the increase was an increase of $2.7 million in net interest income after provision for loan losses, a decrease in non-interest expense of $191,000 and an $665,000 increase in non-interest income offset by an increase in income tax expense of $1.2 million.

Interest Income.  Interest income decreased $429,000 to $20.0 million for the nine months ended September 30, 2010 from $20.4 million for the nine months ended September 30, 2009.  The decrease in interest income resulted from a $1.2 million decrease in interest income on securities offset by a $755,000 increase in interest income on loans.

Interest income on loans increased $755,000 to $14.6 million for the nine months ended September 30, 2010 from $13.9 million for the nine months ended September 30, 2009.  The average balance of loans increased $19.3 million to $327.4 million for the nine months ended September 30, 2010 from $308.1 million for the nine months ended September 30, 2009.  The increase in average balance of loans accounted for the increase in interest income.  The increase in the average balance of loans resulted primarily from an increase in the commercial loan categories.

Interest income on securities decreased $1.2 million to $5.4 million for the nine months ended September 30, 2010 from $6.6 million for the nine months ended September 30, 2009.  This decrease was due to a decrease in the average yield on investment securities to 3.56% for the nine months ended September 30, 2010 from 4.56% for the nine months ended September 30, 2009, which was offset by an increase in the average balance of investment securities to $202.6 million for the nine months ended September 30, 2010 from $192.8 million for the nine months ended September 30, 2009.

Interest Expense. Interest expense decreased $3.4 million to $7.1 million for the nine months ended September 30, 2010 from $10.5 million for the nine months ended September 30, 2009.

Interest expense on interest-bearing deposits decreased by $2.8 million to $6.8 million for the nine months ended September 30, 2010 from $9.6 million for the nine months ended September 30, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.92% for the nine months ended September 30, 2010 from 2.90% for the nine months ended September 30, 2009 which was offset by an increase in the average balance of interest-bearing deposits to $472.1 million for the nine months ended September 30, 2010 from $440.0 million for the nine months ended September 30, 2009.  We experienced increases in the average balances of each category of interest-bearing deposit: savings accounts, money market deposit accounts, and NOW and Super-NOW accounts.  The average cost of all deposit accounts decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, except for NOW and Super-NOW accounts.

Interest expense on borrowings decreased $573,000 to $348,000 for the nine months ended September 30, 2010 from $921,000 for the nine months ended September 30, 2009.  This decrease was primarily due to a $16.1 million decrease in the average balance of borrowings to $14.4 million for the nine months ended September 30, 2010 from $30.5 million for the nine months ended September 30, 2009 and a decrease on the average rate paid on borrowings to 3.23% for the nine months ended September 30, 2010 from 4.03% for the nine months ended September 30, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses in the amount of $531,000 for the nine months ended September 30, 2010 while we recorded a provision for loan losses in the amount of $295,000 for the nine months ended September 30, 2009.  We had net charge-offs of $331,000 for the nine months ended September 30, 2010 and net charge-offs of $69,000 for the nine months ended September 30, 2009.  The allowance for loan losses as a percentage of total loans was 0.85% and 0.72% at September 30, 2010 and September 30, 2009, respectively.  We used the same methodology in calculating the provision for loan losses during each of the nine months ended September 30, 2010 and 2009.

Non-interest Income.  Non-interest income was $1.1 million for the nine months ended September 30, 2010 and $421,000 for the nine months ended September 30, 2009.  Fees and service charges on deposit accounts increased by $45,000 to $948,000 for the nine months ended September 30, 2010 from $903,000 for the nine months ended September 30, 2009.  Gains on sales of loans totaled $116,000 for the nine months ended September 30, 2010 compared to $56,000 for the nine months ended September 30, 2009.  Non-interest income for the nine months ended September 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our investment security portfolio.  This charge totaled $109,000 (pre-tax) for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, non-interest income was reduced by an other-than-temporary impairment of the AMBAC corporate bond and the AMF mutual fund in the amount of $914,000 (pre-tax).

Non-interest Expense.  Non-interest expense decreased $191,000 to $8.6 million for the nine months ended September 30, 2010 from $8.8 million for the nine months ended September 30, 2009.  Compensation and benefits expense increased $198,000 to $4.5 million for the nine months ended September 30, 2010 from $4.3 million for the nine months ended September 30, 2009.  Normal salary increases and an increase in ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $117,000 mainly due to increases in heat, light and utilities, repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums decreased to $587,000 for the nine months ended September 30, 2010 from $787,000 for the nine months ended September 30, 2009.  In 2009, there was an FDIC special assessment.  Data processing expense increased $90,000.  This increase in data processing costs was due to the increase in the number of savings accounts and loan accounts with our service bureau and line costs associated with the opening of new branches.  Professional fees increased $37,000.  For the nine months ended September 30, 2010, there was no prepayment penalty as there was for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, the Bank incurred a prepayment penalty of $459,000 when it paid off a long-term FHLB borrowing.  Other miscellaneous non-interest expense increased $32,000 to $894,000 for the nine months ended September 30, 2010 from $862,000 for the nine months ended September 30, 2009.  This increase was mainly in supervisory examination expense, organizational dues and subscription expense, correspondent bank expense and other real estate owned expense.

Income Tax Expense. We recorded income tax expense of $1.5 million for the nine months ended September 30, 2010, compared to a tax expense of $274,000 for the nine months ended September 30, 2009.  Our effective tax rates for the nine months ended September 30, 2010 and 2009 were 31.2% and 21.9%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $36.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $168.4 million at September 30, 2010.  In addition, at September 30, 2010, we had the ability to borrow a total of $176.9 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, we had $11.0 million in advances outstanding.

At September 30, 2010, loan commitments outstanding totaled $8.0 million. In addition to commitments to originate loans, we had $16.1 million in unadvanced funds to borrowers and a $1.3 million commitment to purchase a municipal debt security.  Total certificates of deposit due within one year of September 30, 2010 totaled $176.9 million.  Total certificates of deposit due within one year of September 30, 2010 represent 34.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2010, we originated $41.6 million of loans and purchased $111.8 million of securities.  For the nine months ended September 30, 2009, we originated $70.9 million of loans and purchased $104.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $9.9 million and $29.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, decreased $10.3 million, net, for the nine months ended September 30, 2010 and increased $5.4 million, net for the nine months ended September 30, 2009.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We have spent $361,000 for the acquisition and development of land in the Borough of Buena, New Jersey, $1.3 million for the acquisition and development of land in Harrison Township, New Jersey and $792,000 for the acquisition and development of land in Millville, New Jersey, in each case for the purpose of establishing a new full service branch office.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a Smaller Reporting Company.

Item 4.                   Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

(b)          Changes in internal control over financial reporting.

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

As of September 30, 2010, except as previously disclosed, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                Risk Factors

Except as disclosed in this or other Quarterly Reports on Form 10-Q we have filed during 2010, there are no material updates or additions to the risk factors previously disclosed in the Annual Report on Form 10-K, filed by Colonial Bankshares, Inc. with the Securities and Exchange Commission on March 30, 2010. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)
On February 18, 2010, the Boards of Directors of Colonial Bankshares, MHC, Colonial Bankshares, Inc. and Colonial Bank, FSB (the “Bank”) adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank would reorganize from the two-tier mutual holding company to the stock holding company structure and will undertake a “second step” offering of new shares of common stock.  As part of the conversion, Colonial Financial Services, Inc. (the “Company”) succeeded Colonial Bankshares, Inc. as the stock holding company of Colonial Bank, FSB and Colonial Bankshares, Inc. and Colonial Bankshares, MHC ceased to exist.  On March 17, 2010, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-165532) with respect to the shares to be offered and sold pursuant to the Plan.  Colonial Financial Services, Inc. registered for offer and sale 6,493,388 shares of common stock, par value $0.01, at a sales price of $10.00 per share.  The registration statement was declared effective by the Securities and Exchange Commission on May 14, 2010.

Stifel, Nicolaus & Company, Inc. was engaged to assist in the marketing of the common stock.  For their services, Stifel, Nicolaus & Company, Inc. received an administrative services fee of $30,000 and a sales fee equal to 1.0% of the dollar amount of the shares of common stock sold in the subscription and community offerings and a sales fee equal to 6.0% of the dollar amount of the shares of common stock sold in the syndicated offering, except that no fee was payable to Stifel, Nicolaus & Company, Inc. with respect to shares purchased by officers, directors and employees or their immediate families, or shares purchased by the Company’s tax-qualified and non-qualified employee benefit plans.  In addition, Stifel, Nicolaus & Company, Inc. was reimbursed for expenses, including attorney fees.

The stock offering, which was completed on July 13, 2010, resulted in gross proceeds of $23.0 million, through the sale of 2,295,000 shares at a price of $10.00 per share.  Expenses related to the offering were approximately $1.7 million, including the expenses paid to Stifel, Nicolaus & Company, Inc.  No underwriting discounts, commissions or finder’s fees were paid in connection with the offering.  Net proceeds of the offering were approximately $20.3 million.  In addition, each share of Colonial Bankshares, Inc. common stock which was outstanding as of July 13, 2010 was exchanged for 0.9399 shares of Colonial Financial Services, Inc. common stock or an aggregate of 1,878,444 shares were issued in exchange (cash was issued in lieu of fractional shares).

The Company lent approximately $918,000 to the ESOP of the Bank.

Approximately $3.3 million of the net proceeds of the offering were retained by the Company, and the remainder of the net proceeds was contributed to the Bank.  All of such proceeds have been invested in short-term investments.

(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended September 30, 2010.  On March 24, 2008, the Company announced a repurchase program for 100,454 shares.  As of September 30, 2010, 46,000 shares had been repurchased under this plan.  This plan terminated in connection with the second-step conversion of Colonial Bankshares, MHC.

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: November 12, 2010	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)