Form 10-K
period 2010-12-31
Colonial Financial Services, Inc.
filed 2011-03-30
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-51385

Colonial Financial Services, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	90-0183739
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2745 S. Delsea Drive, Vineland, New Jersey	08360
(Address of Principal Executive Offices)	(Zip Code)

(856) 205-0058
(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
(1)           Yes ☒   No ☐                                           (2)           Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 21, 2011 there were 4,188,456 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of July 13, 2010 (the first day the Registrant’s shares were publicly traded) was $37.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.         Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Colonial Financial Services, Inc.

Colonial Financial Services, Inc. is a Maryland corporation that was incorporated in March 2010 to be the successor corporation to Colonial Bankshares, Inc., the former stock holding company for Colonial Bank, FSB, upon completion of the mutual-to-stock conversion of Colonial Bankshares, MHC, and the former mutual holding company for Colonial Bank, FSB.

The conversion was completed July 13, 2010.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Colonial Financial Services, Inc. common stock owned by public stockholders were exchanged for 0.9399 shares of Colonial Financial Services, Inc.’s common stock.  As a result of the offering and the exchange, as of December 31, 2010, Colonial Financial Services, Inc. had 4,188,456 shares outstanding and a market capitalization of approximately $51.1 million. Net proceeds from the offering were $20.3 million.

The executive offices of Colonial Financial Services, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Financial Services, Inc. is subject to comprehensive regulation and examination by the Office of Thrift Supervision.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its eight branch offices located in Cumberland and Gloucester Counties, New Jersey and through its Delaware operating subsidiary, CB Delaware Investments, Inc., which was formed in September 2006.  The telephone number at its main office is (856) 205-0058.

Our principal business activity is the origination of one- to four-family residential and commercial real estate loans.  We also offer home equity loans and lines of credit, commercial business loans and construction and land loans, and, to a lesser extent, multi-family real estate loans and consumer loans.  We also invest in mortgage-backed securities and other investment securities.  We offer a variety of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit.  Deposits are our primary source of funds for our lending and investing activities.  We have also used borrowed funds as a source of funds, and we borrow principally from the Federal Home Loan Bank of New York.

Colonial Bank, FSB is subject to comprehensive regulation and examination by the Office of Thrift Supervision. Colonial Bank, FSB is a member of the Federal Home Loan Bank system.  Its website address is www.colonialbankfsb.com.  Information on this website is not and should not be considered to be a part of this annual report.

CB Delaware Investments, Inc.

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.

Market Area

We conduct our operations from our main office in Vineland, New Jersey and eight full-service branch offices located in Cumberland and Gloucester counties in New Jersey, which is our primary market area for loans and deposits.  These counties are in the southwest part of New Jersey, within a one hour driving distance of Philadelphia, Pennsylvania, Wilmington, Delaware and Atlantic City, New Jersey.

Our market areas have a broad range of private employers, as well as public employers such as federal, state and local governments. Gloucester County is located within the Greater Philadelphia Metropolitan Statistical Area of the United States Census Bureau, and diverse employment opportunities exist within this area. Cumberland County is predominantly rural, with a smaller proportion of higher paying white collar jobs.  Industries represented in the employment base include healthcare, retail, glass manufacturing, higher education, agriculture and food processing. The New Jersey Motor Sports Park opened in July 2008.  This motorsports attraction has hosted nationally broadcast races from its 700 acre facility in Cumberland County.  In addition, a large airline company recently announced that it would locate a facility at Millville Airport, which will replace many positions lost upon the departure of another company from the same facility.

According to the New Jersey Department of Labor and Workforce Development, the population of Cumberland and Gloucester counties, New Jersey grew 7.1% and 12.6%, respectively, from 2000 to December 31, 2009.  The unemployment rates for Cumberland and Gloucester counties were 14.1% and 10.2% as of December 2009, respectively, compared to 12.8% and 9.3% as of December 2010, respectively. This compares to 9.1% for the entire State of New Jersey and 9.4% for the United States as a whole as of December 31, 2010.

U.S. Census Bureau data indicates the median household income as of December 31, 2009 was $48,959 and $70,487 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2009 and the United States Census Bureau for 2000, the median home value in Cumberland County, New Jersey was $168,400 as of December 2009 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $230,900 as of 2009 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2010 (the latest date for which information is available), our market share was 16.56% of total deposits in Cumberland County, making us the second largest out of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2010, our market share was 2.03% of total deposits in Gloucester County, making us the 12th largest out of 22 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2010, our gross loan portfolio totaled $324.0 million compared to $324.6 million at December 31, 2009.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $140.2 million, or 43.3% of our total loan portfolio, at December 31, 2010.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2011 is currently $417,000 for single-family homes located in our primary market area.  Private mortgage insurance is required for first mortgage loans with loan -to-value ratios in excessof 80%. We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  We do not offer “teaser” rates on our adjustable-rate loans.  We underwrite our adjustable-rate loans in the same manner as we underwrite fixed-rate loans, but do not qualify borrowers based on the fully-indexed interest rate (the maximum interest rate permitted under the terms of the loan).  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. We attempt to mitigate this risk through our maximum loan-to-value ratio of 80% for all one- to four-family residential real estate loans (including adjustable-rate loans), and by requiring private mortgage insurance for such loans with loan-to-value ratios in excess of 80%.  At December 31, 2010, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $21.6 million.

We require title insurance on all of our one- to four-family residential real estate loans, and we also require that borrowers maintain fire and extended coverage casualty insurance (and, if appropriate, flood insurance) in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements.  Nearly all residential real estate loans must have a mortgage escrow account from which disbursements are made for real estate taxes.  We do not conduct environmental testing on residential real estate loans unless specific concerns for hazards are determined by the appraiser utilized in connection with the loan.

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2010, the outstanding balances of home equity loans totaled $29.4 million, or 9.1% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $6.0 million, or 1.8% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2008.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $114.2 million, or 35.2% of our total loan portfolio, at December 31, 2010, and consisted of 265 loans outstanding with an average loan balance of approximately $431,000, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans are generally written as mortgages with balloon maturities of five years.  Amortization of these loans is typically based on 10- to 20-year payout schedules.  We also originate some 10 and 15-year, fixed-rate, fully amortizing loans.  We establish margins for commercial real estate loans based upon our cost of funds, but we also consider rates offered by our competitors in our market area.  Interest rates may be fixed or adjustable, but may not be fixed for periods of longer than 10 years.

In the underwriting of commercial real estate loans, we currently lend up to 75% of the lower of the purchase price or the property’s appraised value.  We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 120%), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are usually obtained from commercial real estate borrowers.  We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally have higher interest rates and shorter terms than those on one- to four-family residential mortgage loans.  Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2010, we had 207 commercial loans outstanding with an aggregate balance of $23.3 million, or 7.2% of the total loan portfolio.  These totals include 30 unsecured commercial loans with an aggregate outstanding balance of $1.5 million.  As of December 31, 2010, the average commercial loan balance (secured and unsecured loans) was approximately $112,000, although we have originated loans with balances substantially greater than this average.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We determine the applicant’s ability to repay in accordance with the proposed terms of the loans and we assess the risks involved. We also evaluate the applicant’s credit and business history and ability to manage the loan and its business.  We usually obtain personal guarantees of the principals.  In addition to evaluating the loan applicant’s financial statements, we consider the adequacy of the primary and secondary sources of repayment for the loan.  We supplement our analysis of the applicant’s creditworthiness with credit agency reports of the applicant’s credit history.  We may also check with other banks and conduct trade investigations.  Collateral supporting a secured transaction also is analyzed to determine its marketability.  Commercial business loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.  Our pricing of commercial business loans is based primarily on the credit risk of the borrower, with due consideration given to borrowers with appropriate deposit relationships and competition.

Construction Loans.  We originate construction loans to individuals and builders in our market area.  These loans totaled $5.9 million, or 1.8% of our total loan portfolio, at December 31, 2010.  At December 31, 2010, we had 14 construction loans outstanding with an average balance of $425,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

Construction lending exposes us to greater credit risk than permanent mortgage financing.  The repayment of construction loans may depend upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$140,244	43.3%	$151,352	46.6%	$145,329	47.6%	$114,745	47.3%	$102,328	51.1%
Home equity loans and lines of credit	35,373	10.9	37,892	11.7	41,293	13.5	40,264	16.6	38,074	19.0
Multi-family	3,124	1.0	4,108	1.3	4,942	1.6	5,609	2.3	2,492	1.2
Commercial	114,242	35.2	97,075	29.9	81,983	26.8	55,606	22.9	39,186	19.6
Construction	5,944	1.8	14,093	4.3	12,223	4.0	10,137	4.2	8,371	4.2
Commercial	23,253	7.2	17,864	5.5	17,177	5.6	12,600	5.2	7,337	3.7
Consumer and other	1,783	0.6	2,223	0.7	2,616	0.9	3,752	1.5	2,427	1.2

Total loans receivable	323,963	100.0%	324,607	100.0%	305,563	100.0%	242,713	100.0%	200,215	100.0%
Deferred loan fees	(433)		(394)		(307)		(281)		(323)
Allowance for loan losses	(3,543)		(2,606)		(2,105)		(1,392)		(1,373)

Total loans receivable, net	$319,987		$321,607		$303,151		$241,040		$198,519

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$7,291	4.51%	$7,484	4.13%	$645	3.00%	$11,337	6.05%
2012	2,633	7.21%	1,445	7.00%	-	-%	8,939	6.53%
2013	5,250	6.25%	4,460	5.74%	105	8.00%	25,874	5.48%
2014 to 2015	7,263	6.23%	4,728	6.11%	1,916	6.00%	37,747	5.89%
2016 to 2020	10,039	4.86%	5,449	6.33%	-	-%	21,960	6.07%
2021 to 2025	14,447	5.12%	10,856	6.44%	-	-%	5,263	6.08%
2026 and beyond	93,321	5.90%	951	5.64%	458	5.61%	3,122	5.37%

Total	$140,244	5.73%	$35,373	5.80%	$3,124	5.39%	$114,242	5.89%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$5,944	5.33%	$9,411	4.87%	$524	7.88%	$42,636	5.07%
2012	-	-%	1,993	6.02%	376	9.51%	15,386	6.70%
2013	-	-%	2,254	5.48%	403	8.93%	38,346	5.66%
2014 to 2015	-	-%	6,463	5.83%	357	7.52%	58,474	5.96%
2016 to 2020	-	-%	3,132	5.24%	123	6.83%	40,703	5.75%
2021 to 2025	-	-%	-	-%	-	-%	30,566	5.75%
2026 and beyond	-	-%	-	-%	-	-%	97,852	5.88%

Total	$5,944	5.33%	$23,253	5.34%	$1,783	8.32%	$323,963	5.77%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$112,883	$20,070	$132,953
Home equity loans and lines of credit	27,889	-	27,889
Multi-family	2,479	-	2,479
Commercial	102,905	-	102,905
Commercial	13,842	-	13,842
Consumer and other	1,259	-	1,259

Total loans	$261,257	$20,070	$281,327

Loan Originations, Purchases, Sales and Servicing.  While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders competing in our market area.  Loan originations are derived from a number of sources, including branch office personnel, existing customers, borrowers, builders, attorneys, accountants and other professionals, real estate broker referrals and walk-in customers.

Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand, while declining interest rates may stimulate increased loan demand. Accordingly, the volume of loan originations, the mix of fixed and adjustable-rate loans, and the profitability of this activity can vary from period to period.  One- to four-family residential mortgage loans are generally underwritten to current Fannie Mae seller/servicer guidelines, and are closed on documents that conform to Fannie Mae guidelines.

During 2010, we sold $12.8 million in loans.  We have not purchased any whole loans in recent periods.  We are an approved loan seller and seller/servicer for Fannie Mae.  We may continue to sell conforming loans in the future.  Currently, we do not retain the servicing rights for the conforming loans we sell.

Loan Approval Authority and Underwriting.  Our board of directors grants lending authority to our Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.

The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve secured loans in amounts up to $300,000, and unsecured loans in amounts up to $100,000.

In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the board of directors.  Appraisals are then reviewed by our loan underwriting personnel.  Under certain conditions, we may not require appraisals for loans under $250,000, but we obtain appraisals in nearly all of these cases.  We also require title insurance, hazard insurance and, if necessary, flood insurance on property securing mortgage loans.

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $433,000 and $394,000 at December 31, 2010 and 2009, respectively.

Loans to One Borrower.  At December 31, 2010, our five largest aggregate amounts loaned to any borrower and related interests were: (i) a $5.6 million commercial real estate loan; (ii) a $5.2 million commercial real estate loan; (iii) a $5.0 million commercial real estate and commercial equipment loan; (iv) a $4.9 million commercial business loan secured by residential real estate; and (v) a $4.6 million commercial real estate loan. At December 31, 2010, these loans were all performing according to their terms.  Under federal banking regulations, at December 31, 2010 our maximum loan-to-one borrower limit was $6.1 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

Delinquent Loans, Other Real Estate Owned and Classified Assets

Collection Procedures.  When a loan is more than 10 days delinquent, we generally contact the borrower by telephone to determine the reason for delinquency and arrange for payment, and accounts are monitored electronically for receipt of payments.  We also send a computer-generated late notice on the tenth day after the payment due date on a commercial loan (the 15th day for a consumer or residential loan), which requests the payment due plus any late charge that is assessed.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.  If payment is not received within 60 days of the due date, we accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off between 90 to 120 days.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis, and are placed on nonaccrual status when either principal or interest is 90 days or more past due.  As of December 31, 2010, we had no loans that were past due 90 days or more and still accruing.  In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.  Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold.  When real estate is acquired through foreclosure or by deed in lieu of foreclosure, it is recorded at its fair value, less estimated costs of disposal.  If the fair value of the property is less than the loan balance, the difference is charged against the allowance for loan losses.

For all loans secured by real estate, carrying values in excess of net realizable value are charged off at or before the time foreclosure is completed or when settlement is reached with the borrower.  If foreclosure is not pursued and there is no reasonable expectation for recovery, the account is charged off no later than the end of the month in which the account becomes six months contractually delinquent.  For all secured and unsecured commercial business loans, loan balances are charged off at the time all or a portion of the balance is deemed uncollectible.

We currently obtain updated appraisals and title searches on all collateral-dependent loans secured by real estate that are 90 days or more past due and placed on non-accrual status.  All appraisals are reviewed by our Chief Credit Officer, but we do not modify or adjust the value of appraisals we receive.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past due	90 Days and Over	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2010
Real estate loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	3,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and lines of credit	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963	$-

At December 31, 2009
Real estate loans:
One- to four-family residential	$-	$1,085	$4,023	$5,108	$146,244	$151,352	$-
Multi-family	-	-	-	-	4,108	4,108	-
Commercial	1,093	291	535	1,919	95,156	97,075	-
Construction	-	-	487	487	13,606	14,093	-
Home equity loans and lines of credit	128	65	215	408	37,484	37,892	-
Commercial	-	-	15	15	17,849	17,864	-
Consumer and other	74	39	2	115	2,108	2,223	-
Total	$1,295	$1,480	$5,277	$8,052	$316,555	$324,607	$-

At December 31, 2008
Real estate loans:
One- to four-family residential	$941	$633	$1,015	$2,589	$142,740	$145,329	$-
Multi-family	-	-	-	-	4,942	4,942	-
Commercial	753	-	511	1,264	80,719	81,983	-
Construction	-	-	-	-	12,223	12,223	-
Home equity loans and lines of credit	117	-	290	407	40,886	41,293	-
Commercial	-	-	13	13	17,164	17,177	-
Consumer and other	62	18	73	153	2,463	2,616	-
Total	$1,873	$651	$1,902	$4,426	$301,137	$305,563	$-

At December 31, 2007
Real estate loans:
One- to four-family residential	$-	$82	$682	$764	$113,981	$114,745	$-
Multi-family	-	-	-	-	5,609	5,609	-
Commercial	-	-	-	-	55,606	55,606	-
Construction	-	-	252	252	9,885	10,137	-
Home equity loans and lines of credit	78	-	10	88	40,176	40,264	-
Commercial	166	31	118	315	12,285	12,600	-
Consumer and other	18	-	22	40	3,712	3,752	-
Total	$262	$113	$1,084	$1,459	$241,254	$242,713	$-

At December 31, 2006
Real estate loans:
One- to four-family residential	$52	$-	$167	$219	$102,109	$102,328	$-
Multi-family	-	-	-	-	2,492	2,492	-
Commercial	-	-	-	-	39,186	39,186	-
Construction	-	-	44	44	8,327	8,371	-
Home equity loans and lines of credit	250	3	22	275	37,799	38,074	-
Commercial	-	-	-	-	7,337	7,337	-
Consumer and other	41	74	-	115	2,312	2,427	-
Total	$343	$77	$233	$653	$199,562	$200,215	$-

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  As of December 31, 2010, we had 15 loans totaling $15.9 million that were considered troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of 11 commercial real estate loans, construction and multi-family loans with outstanding balances totaling $15.1 million, three one- to four-family residential real estate loans with outstanding balances totaling $3.1 million and one consumer loans with an immaterial outstanding balance.  We will not advance any new funds to any of the troubled debt restructurings.  As of December 31, 2009, we had nine loans totaling $4.8 million that were considered troubled debt restructurings.  These loans consisted of four commercial real estate loans, construction and multi-family loans with outstanding balances totaling $4.1 million, three one- to four-family residential real estate loans with outstanding balances totaling $711,000, and two consumer loans with immaterial outstanding balances.  In each instance, we lowered the interest rate and deferred principal payments.  We had no troubled debt restructurings as of December 31, 2008, 2007 or 2006.

We will also grant concessions that we do not consider troubled debt restructurings.  At December 31, 2009, we had only one such modified loan, where we permitted the borrower on a performing loan to defer principal payments, in exchange for a higher interest rate.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$5,574	$4,023	$1,015	$764	$167
Multi-family	-	-	-	-	-
Commercial	4,337	535	511	252	-
Construction	384	487	-	-	44
Home equity loans and lines of credit	106	215	290	10	22
Commercial	288	15	13	118	-
Consumer	31	2	73	22	9
Total non-accrual loans	10,720	5,277	1,902	1,166	233

Accruing loans 90 days or more past due:
All loans	$-	$-	$-	$-	$-

Total non-performing loans	10,720	5,277	1,902	1,166	233

Foreclosed real estate	276	-	113	-	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	10,996	5,277	2,015	1,166	233

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential	855	525	-	-	-
Multi-family	645	742	-	-	-
Commercial	13,051	2,096	-	-	-
Construction	1,369	1,426	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	9	18	-	-	-

Total performing troubled debt restructurings	15,929	4,807	$-	$-	$-

Total non-performing assets and performing troubled debt restructurings	$26,925	$10,084	$2,015	$1,166	$233

Ratios:
Total non-performing loans to total loans	3.31%	1.63%	0.62%	0.48%	0.12%
Total non-performing loans to total assets	1.82%	0.93%	0.36%	0.25%	0.06%
Total non-performing assets to total assets	1.86%	0.93%	0.38%	0.25%	0.06%

The amount of the allowance for loan losses allocated to the $10.7 million of non-performing loans at December 31, 2010, noted above, was $287,000.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2010, we had $9.4 million of assets designated as special mention.

The allowance for loan losses represents amounts that have been established to recognize losses inherent in the loan portfolio that are both probable and reasonably estimable at the date of the financial statements.  When we classify problem assets as loss, we charge-off such amounts.  Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by our regulatory agencies, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2010 and 2009.  The classified assets total at December 31, 2010 includes $10.7 million of nonperforming loans.

	At December 31,
	2010	2009
	(In thousands)

Classified assets:
Substandard	$20,179	$10,746
Doubtful	—	—
Loss	—	—
Total classified assets	$20,179	$10,746
Special mention	$9,429	$11,660

At December 31, 2010, substandard assets consisted primarily of (i) 37 residential mortgage loans with a principal balance of $6.2 million, (ii) four home equity loans with principal balances totaling $482,000 (iii) 18 commercial real estate loan relationships with principal balances totaling $12.6 million, (iv) two consumer loans totaling $46,000 and (v) a mutual fund with a book value of $850,000.   The collateral for the commercial real estate loan relationships classified as substandard was valued at $15.9 million as of December 31, 2010.  At December 31, 2010, special mention assets consisted primarily of (i) 17 residential mortgage loans with outstanding balances totaling $2.3 million (ii) 17 home equity loans with principal balances totaling $1.1 million (iii) seven commercial real estate loan relationships with principal balances totaling $5.9 million and (iv) 11 consumer loans with principal balances of $93,000.  The collateral for the commercial real estate loan relationships classified as special mention was valued at $9.3 million as of December 31, 2010.  Included in the special mention commercial real estate loans is a relationship with an outstanding balance totaling $5.2 million, and collateral valued (in August 2008) at $6.8 million.  The investment securities are not considered in determining the provision or allowance for loan losses.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2010 and 2009—Provision for Loan Losses” and “—Allowance for Loan Losses.”

Allowance for Loan Losses. We provide for loan losses based on the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.  The allowance for loan losses consists of three components:

(1)
specific allowances established for (a) any impaired commercial real estate, commercial, construction and multi-family mortgage loans or (b) non-accrual residential real estate loans, in either case where the recorded investment in the loan exceeds the measured value of the loan;

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience (unallocated allowances), maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	levels of, and trends in, charge-offs and recoveries;

●	national and local economic trends and conditions;

●	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

●	experience, ability, and depth of lending management and other relevant staff.

We evaluate the allowance for loan losses based upon the combined total of the specific, historical loss and general components.  Generally when the loan portfolio increases, absent other factors, the allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase.  Generally when the loan portfolio decreases, absent other factors, the allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

We consider commercial loans, commercial real estate loans and construction loans to be riskier than one- to four-family residential mortgage loans.  Commercial loans involve a higher risk of default than residential loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.  Commercial real estate loans also have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.  Construction loans have greater credit risk than permanent mortgage financing.  The repayment of these loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  In the event we make an acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed.  These events may adversely affect the borrower and the collateral value of the property.  Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs.  In addition, the ultimate sale or rental of the property may not occur as anticipated.

We periodically evaluate the carrying value of loans and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, our regulatory agencies periodically review the allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination.

The allowance for loan losses was $3.5 million, or 1.09% of total loans, at December 31, 2010, compared to $2.6 million, or 0.80% of total loans, at December 31, 2009.  Despite this increase, the allowance for loan losses represented 33.05% of nonperforming loans at December 31, 2010 and 49.38% of nonperforming loans at December 31, 2009, as nonperforming loans increased to $10.7 million at December 31, 2010 from $5.3 million at December 31, 2009.  Similarly, loans delinquent 30 days or greater increased to $19.3 million at December 31, 2010 from $8.1 million at December 31, 2009.  However, one- to four-family residential real estate loans accounted for 74.0% and 55.3% of the increases in nonperforming and delinquent loans, respectively, between December 31, 2009 and 2010.  We generally consider the losses inherent in non-performing or delinquent one- to four-family residential real estate loans to be less than the losses inherent in similarly performing loans of other types of loans in our portfolio (such as commercial loans, commercial real estate loans and construction loans).  Specifically, we have obtained updated appraisals and title searches on all loans (including one- to four-family residential real estate loans) that are 90 days or more past due and placed on non-accrual status, and we do not originate first mortgage loans with loan-to-value ratios in excess of 80% without also obtaining private mortgage insurance.  Therefore, we did not increase the allowance for loan losses commensurate with the increases in nonperforming and delinquent loans.

For further discussion regarding how we determined the allowance for loan losses as of December 31, 2010 and 2009, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$2,606	$2,105	$1,392	$1,373	$1,168

Charge-offs:
Real estate loans:
One- to four-family residential	(223)	—	(11)	—	—
Home equity loans and lines of credit	—	(34)	(2)	—	—
Multi-family	—	—	—	—	—
Commercial	(144)	—	(5)	(62)	—
Construction	—	—	—	—	—
Commercial	(15)	(9)	—	—	—
Consumer and other	(38)	(74)	(32)	(6)	(10)
Total charge-offs	(420)	(117)	(50)	(68)	(10)

Recoveries:
Real estate loans:
One- to four-family residential	—	—	3	—	—
Home equity loans and lines of credit	—	—	—	—	15
Multi-family	—	—	—	—	—
Commercial	5	—	4	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other	12	3	—	3	21
Total recoveries	17	3	7	3	36

Net recoveries (charge-offs)	(403)	(114)	(43)	(65)	26
Provision for loan losses	1,340	615	756	84	179

Balance at end of year	$3,543	$2,606	$2,105	$1,392	$1,373

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(0.12)%	(0.04)%	(0.02)%	(0.03)%	0.01%
Allowance for loan losses to non-performing loans at end of year	33.05%	49.38%	110.67%	119.38%	589.27%
Allowance for loan losses to total loans at end of year	1.09%	0.80%	0.69%	0.57%	0.69%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2010			2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$580	16.4%	43.3%	$418	16.0%	46.6%	$273	13.0%	47.6%
Home equity loans and lines of credit	35	1.0	10.9	42	1.6	11.7	57	2.7	13.5
Multi-family	27	0.8	1.0	10	0.4	1.3	16	0.7	1.6
Commercial	1,800	50.8	35.2	1,010	38.8	29.9	863	41.0	26.8
Construction	65	1.8	1.8	157	6.0	4.3	63	3.0	4.0
Commercial	406	11.4	7.2	283	10.9	5.5	271	12.9	5.6
Consumer and other	130	3.7	0.6	164	6.3	0.7	212	10.1	0.9
Unallocated	500	14.1	—	522	20.0	—	350	16.6	—

Total allowance for loan losses	$3,543	100.0%	100.0%	$2,606	100.0%	100.0%	$2,105	100.0%	100.0%

	At December 31,
	2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$115	8.3%	47.3%	$265	19.3%	51.1%
Home equity loans and lines of credit	40	2.9	16.6	95	6.9	19.0
Multi-family	70	5.0	2.3	—	—	1.2
Commercial	825	59.3	22.9	695	50.6	19.6
Construction	71	5.1	4.2	—	—	4.2
Commercial	158	11.3	5.2	220	16.0	3.7
Consumer and other	113	8.1	1.5	98	7.2	1.2
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$1,392	100.0%	100.0%	$1,373	100.0%	100.0%

Securities Activities

Our securities investment policy is established by our board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.  Our Asset/Liability Management Committee, which consists of senior management, oversees our investing strategies.  The board of directors reviews the Asset/Liability Management Committee’s activities and strategies, and evaluates on an ongoing basis our investment policy and objectives. Our Asset/Liability Management Committee is responsible for making securities portfolio decisions in accordance with established policies.  Our chief executive officer and our chief financial officer have the authority to purchase and sell securities within specific guidelines established by the investment policy. In addition, all transactions are reviewed by the Asset/Liability Management Committee at least monthly.

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration and mortgage-related mutual funds.  As of December 31, 2010, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

FASB ASC Topic 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.

Mortgage-Backed Securities.  We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2010, our mortgage-backed securities portfolio had a fair value of $66.3 million, and consisted of pass-through securities.

In 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship.  The U.S. Treasury Department has established financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of mortgage-backed securities that they have issued or guaranteed.  These actions have not affected the markets for mortgage-backed securities issued by Freddie Mac or Fannie Mae.

Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages.  Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (government sponsored enterprises, such as Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as Colonial Bank, FSB, and guarantee the payment of principal and interest to these investors.  Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or lesser than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities.  We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio.

Collateralized Mortgage Obligations.  Collateralized mortgage obligations (CMO’s) are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability.  Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.  At December 31, 2010, our collateralized mortgage obligation portfolio had a fair value of $56.4 million.

Corporate Debt Securities and Municipal Bonds.  At December 31, 2010, we held $11.3 million in corporate debt securities, at fair value, $9.9 million of which were classified as available for sale and $1.4 million of which were classified as held to maturity.  At December 31, 2010, we held $39.4 million in bonds issued by states and political subdivisions, $35.3 million of which were classified as held to maturity at amortized cost and $4.1 million of which were classified as available for sale at fair value.  Included in this total are bond anticipation notes and tax anticipation notes (all of which have terms of one year or less), issued by municipalities in the State of New Jersey.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2010, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2010 was $1.1 million based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds.  For the year ended December 31,  2009, we made a determination to write down this mutual fund for “other than temporary impairment.”  We took an impairment charge (pre-tax) of $100,000 during 2009 based on the length of time the mutual fund was in a loss position and based on the fact that the mutual fund had not made any recovery during the recent reduction in interest rates.

U.S. Government Agency Securities.  At December 31, 2010, we held U.S. government agency securities available for sale with a fair value of $42.4 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Other-Than-Temporary Impairment of Securities.  For the year ended December 31, 2010, there was no charge against operating results on the available-for-sale mutual fund that was identified as other-than-temporarily impaired in 2009.  For the year ended December 31, 2010, we recorded a loss of $150,000 as a charge against operating results for a held-to-maturity corporate debt obligation that was identified as other-than-temporarily impaired.  The total other-than-temporary impairment taken in 2010 was all related to credit losses, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations and not as a reduction in other comprehensive income).  For the year ended December 31, 2009 for the mutual fund which was identified as other-than-temporarily impaired, we recorded a loss of $100,000 as a charge against operating results.  Also, due to a downgrade by a credit rating agency to below investment grade, we identified the impairment of two held-to-maturity corporate debt obligations as other than temporary and recorded a loss of $815,000 as a charge against operating results.  In addition, for the year ended December 31, 2009 we identified the impairment of an available-for-sale corporate debt obligation as other than temporary and recorded the loss of $211,000 as a charge against operating results.  The total other-than-temporary impairment taken in 2009 was all related to credit losses, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations and not as a reduction in other comprehensive income).  During 2010, we sold the remaining principal balance of the three corporate debt obligations on which we previously recognized other-than-temporary impairment.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$60,799	$64,483	$83,802	$88,000	$115,245	$117,010
Collateralized mortgage obligations	56,342	56,432	28,460	28,888	—	—
U.S. Government obligations	42,653	42,439	28,973	29,142	21,963	22,245
Corporate debt obligations	9,712	9,912	10,563	10,672	15,249	13,483
Mutual funds (1)	850	901	1,561	1,625	2,643	2,643
Municipal debt obligations	4,176	4,154	2,817	2,830	3,659	3,632
SBA pools	3,252	3,246	5,231	5,221	6,453	6,449
Total securities available-for-sale	$177,784	$181,567	$161,407	$166,378	$165,212	$165,462

Securities held-to-maturity:
Mortgage-backed securities	$1,740	$1,842	$2,650	$2,803	$3,143	$3,256
U.S. Government obligations	—	—	—	—	932	970
Corporate debt obligations	1,190	1,402	5,209	5,292	3,969	3,259
Municipal debt obligations	35,284	35,121	33,173	33,300	8,853	8,847
Total securities held-to-maturity	$38,214	$38,365	$41,032	$41,395	$16,897	$16,332

(1)	The cost and fair value for 2010, 2009 and 2008 reflect an impairment charge of approximately $0, $100,000 and $1.2 million before income tax benefit.

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$1,620	$42	$115	$1	$1,735	$43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
U. S. Government obligations	26,176	338	-	-	26,176	338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Total	$51,907	$897	$3,479	$83	$55,386	$980

	At December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$87	$3	$89	$1	$176	$4
Collateralized mortgage obligations	1,263	13	1,975	1	3,238	13
Corporate debt obligations	766	16	1,357	107	2,123	123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Total	$2,962	$67	$5,699	$148	$8,661	$215

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our held-to-maturity investment securities at the dates indicated.

	At December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259
Total	$2,346	$226	$228	$33	$2,574	$259

	At December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Corporate debt obligations	$462	$7	$—	$—	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

At December 31, 2010, there were 38 securities in the less-than-twelve-months category and 14 securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 38 securities in the less-than-twelve month position for the available-for-sale category are (a) 17 U. S. government securities, 15 of which have been in a loss position for one month and two were in a loss position for two and three months, respectively; (b) four corporate debt securities, which were in a loss position for one month; (c) four municipal debt securities, three of which were in a loss position for two months and one was in a loss position for three months; (d) one mortgage-backed security which was in a loss position for three months and (e) 12 collateralized mortgage securities, all of which were in the loss position for one month.

At December 31, 2010, there were four securities in the less-than-twelve month position for the held-to-maturity portfolio.  The four securities in the less-than-twelve month position for the held-to-maturity portfolio were municipal debt securities.

At December 31, 2009, we held seven available-for-sale securities that had been in a loss position for less than twelve months, and 18 available-for-sale securities that had been in a loss position for twelve months or more.  Included in the seven securities in the less-than-twelve month position are (a) two corporate debt securities, one of which has been in a loss position for seven months and one of which has been in a loss position for one month; (b) three municipal debt securities, which have been in loss positions for two, three and 11 months, respectively; and (c) two mortgage-backed securities, both of which have been in a loss position for one month.  Included in the 18 securities in the twelve-months-or-more position are (a) two corporate debt securities; (b) 13 SBA pools; and (c) three mortgage-backed securities.

At December 31, 2009, we had four held-to-maturity securities that had been in a loss position for less than twelve months, and one held-to-maturity security that had been in a loss position for twelve months or more.  Included in the four securities in the less-than-twelve month position are (a) one corporate debt security which has been in a loss position for one month and (b) three municipal debt securities all of which have been in a loss position for three months.  The one security that was in the more-than-twelve month position for the held-to-maturity was a municipal debt obligation.

As of December, 31, 2010, management believed that the estimated fair value of the securities noted above is primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We did not intend to sell and expect that it is not more likely than not that we would be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management did not believe any individual unrealized loss as of December 31, 2010, represented an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis, assuming a federal income tax rate of 34.0%.  At December 31, 2010, the non-tax adjusted weighted average yield on total municipal securities was 2.02%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$917	6.20%	$-	-%	$1,623	4.64%	$58,259	4.74%	$60,799	$64,483	4.76%
Collateralized mortgage obligations	-	-	8,854	2.01	22,315	2.21	25,173	2.46	56,342	56,432	2.29
U.S. government obligations	-	-	39,174	1.55	2,000	3.25	1,479	5.00	42,653	42,439	1.75
Corporate debt obligations	3,492	4.17	3,251	3.09	2,469	3.50	500	4.00	9,712	9,912	3.63
Mutual funds	850	2.83	-	-	-	-	-	-	850	901	2.83
Municipal debt obligations	205	6.00	1,958	3.42	817	6.69	1,196	6.53	4,176	4,154	5.08
SBA pools	4	2.40	1,280	3.36	-	-	1,968	1.48	3,252	3,246	2.22
Total securities available for sale	$5,468	4.37%	$54,517	1.83%	$29,224	2.65%	$88,575	4.04%	$177,784	$181,567	3.14%

Securities held to maturity:
Mortgage-backed securities	$-	-%	$415	6.09%	$110	6.86%	$1,215	6.20%	$1,740	$1,842	6.22%
Corporate debt obligations	-	-	-	-	994	7.13	196	6.44	1,190	1,402	7.01
Municipal debt obligations	30,664	2.02	305	6.97	2,508	7.59	1,807	8.09	35,284	35,121	2.77
Total securities held to maturity	$30,664	2.02%	$720	6.46%	$3,612	7.44%	$3,218	7.28%	$38,214	$38,365	3.06%

Sources of Funds

General.  Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of certificates of deposit, savings accounts, NOW accounts, checking accounts, money market deposit accounts, club accounts and individual retirement accounts. We provide commercial checking accounts for businesses and municipalities.  In addition, we provide low-cost checking account services for our customers.

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2010, we had $5.9 million in brokered certificates of deposits.  In addition, at December 31, 2010, we had $96.5 million in deposits from municipalities within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$20,279	3.95%	—%	$21,111	4.22%	—%	$18,146	3.97%	—%
Savings	106,367	20.74	1.52	90,957	18.18	2.63	81,050	17.73	2.76
NOW accounts	115,514	22.52	0.89	98,810	19.74	0.85	55,439	12.12	0.72
Super NOW accounts	34,182	6.67	1.16	19,755	3.95	1.47	15,532	3.40	1.75
Money market deposit	66,901	13.05	1.24	63,005	12.59	1.63	45,404	9.93	3.26
Total transaction accounts	343,243	66.93	1.13	293,638	58.68	1.55	215,571	47.15	2.03

Certificates of deposit	169,593	33.07	2.36	206,728	41.32	2.91	241,660	52.85	3.97

Total deposits	$512,836	100.00%	1.54%	$500,366	100.00%	2.11%	$457,231	100.00%	3.06%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $68.9 million.  The following table sets forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(In thousands)

Three months or less	$8,686
Over three months through six months	15,449
Over six months through one year	22,770
Over one year to three years	10,944
Over three years	11,030

Total	$68,879

At December 31, 2010, $113.2 million of our certificates of deposit had maturities of one year or less.  We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$7,000	$21,300	$31,227
Average balance during year	$12,684	$28,226	$41,140
Maximum outstanding at any month end	$16,000	$41,490	$58,998
Weighted average interest rate at end of year	2.80%	2.49%	4.46%
Average interest rate during year	3.20%	3.92%	3.99%

At December 31, 2010 the maturities of the borrowings were as follows:  $2.0 million in April 2011; $3.0 million in June 2011; and $2.0 million in October 2012.

At December 31, 2010, we had the ability to borrow approximately $177.1 million under our credit facilities with the Federal Home Loan Bank of New York of which $7.0 million was outstanding.

Employees

As of December 31, 2010, we had 93 full-time employees and 13 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  At December 31, 2010, CB Delaware Investments, Inc. had $156.2 million in assets, and Colonial Bank, FSB had an equity investment of $21.4 million in CB Delaware Investments, Inc.

FEDERAL AND STATE TAXATION

Tax Allocation

Colonial Bank, FSB, Colonial Financial Services, Inc. and CB Delaware Investments, Inc. have established a method for allocating and for reimbursing the payment of their consolidated tax liability.

Federal Taxation

General.  Colonial Financial Services, Inc., Colonial Bank, FSB and CB Delaware Investments, Inc. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Colonial Financial Services Inc.’s and Colonial Bank, FSB’s federal tax returns are not currently under audit, and have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules.

Method of Accounting.  For federal income tax purposes, Colonial Financial Services, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves.  Historically, Colonial Bank, FSB has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves.  Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six-year period of all bad debt reserves accumulated after 1987.  Colonial Bank, FSB recaptured approximately $50,000 of reserves over the six-year period ended December 31, 2002.

Currently, the Colonial Financial Services, Inc. consolidated group uses the specific charge off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income if Colonial Bank, FSB failed to meet certain thrift asset and definitional tests.

At December 31, 2010, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”).  The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of AMTI.  Certain payments of AMT may be used as credits against regular tax liabilities in future years.  Colonial Financial Services, Inc. and Colonial Bank, FSB have been subject to the AMT but currently have no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2010, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Financial Services, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2010, Colonial Financial Services, Inc. and its subsidiaries have federal  and state consolidated capital loss carryforwards of approximately $1.4 million.

State Taxation

Colonial Bank, FSB currently files New Jersey Corporation Business tax returns for banking and financial corporations.  Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its “entire net income,” which generally means federal taxable income before net operating loss and special deductions, subject to certain adjustments (including addition of interest income on state and municipal obligations).  With the formation of CB Delaware Investments, Inc. and the transfer of investment securities to it, the taxable state income of Colonial Bank, FSB has been substantially reduced.  With the reduction, Colonial Bank, FSB is in a net operating loss position for state tax purposes and may utilize state net operating loss carryforwards to reduce future state income taxes though there is no guarantee that these carryforwards will be utilized before they expire.

Colonial Bank, FSB has New Jersey net operating loss carryforwards of $10.6 million.  New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years, of which $8.4 million would be subject to these carryforward rules.  New Jersey net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years, of which $2.6 million would be subject to this carryforward rule.

Colonial Bank, FSB has New Jersey capital loss carryforwards of $1.5 million.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years.

Colonial Financial Services, Inc. and Colonial Bank, FSB are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.

SUPERVISION AND REGULATION

General

Colonial Bank, FSB is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Colonial Bank, FSB also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Colonial Bank, FSB is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of Thrift Supervision examines Colonial Bank, FSB and prepares reports for the consideration of its board of directors on any operating deficiencies.  Colonial Bank, FSB’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Colonial Bank, FSB’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Colonial Financial Services, Inc. and Colonial Bank, FSB and their operations.

As a savings and loan holding company, Colonial Financial Services, Inc. is required to comply with the rules and regulations of the Office of Thrift Supervision and to file certain reports with and is subject to examination by the Office of Thrift Supervision.  Colonial Financial Services, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such Colonial Bank, FSB.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Colonial Financial Services, Inc. will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Colonial Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

Set forth below is a brief description of certain regulatory requirements that are or will be applicable to Colonial Financial Services, Inc. and Colonial Bank, FSB.  The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Colonial Financial Services, Inc. and Colonial Bank, FSB.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision.  Under these laws and regulations, Colonial Bank, FSB may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Colonial Bank, FSB also may establish subsidiaries that may engage in activities not otherwise permissible for Colonial Bank, FSB, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorizes the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements.  Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  Colonial Bank, FSB does not typically engage in asset sales.

At December 31, 2010, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2010, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2010, Colonial Bank, FSB held 82.73% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.  Colonial Bank, FSB received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Colonial Bank, FSB.  Colonial Financial Services, Inc. will be an affiliate of Colonial Bank, FSB.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association.  In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of Thrift Supervision requires savings banks to maintain detailed records of all transactions with affiliates.

Colonial Bank, FSB’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board.  Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Colonial Bank, FSB’s capital.  In addition, extensions of credit in excess of certain limits must be approved by Colonial Bank, FSB’s board of directors.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

The Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority under the Dodd-Frank Act regulatory restructuring.

Standards for Safety and Soundness.  Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate.  The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); or

●	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of Thrift Supervision is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of Thrift Supervision notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2010, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Colonial Bank, FSB’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation recently finalized a rule that would implement that change, effective April 1, 2011.  Among other things, the final rule changes the assessment range.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  In lieu of further special assessments, however, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  Colonial Bank, FSB opted to participate in the unlimited noninterest-bearing transaction account coverage and opted not to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Colonial Bank, FSB.  We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prohibitions Against Tying Arrangements.  Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2010, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2010, Colonial Bank, FSB was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Colonial Bank, FSB are subject to state usury laws and federal laws concerning interest rates.  Colonial Bank, FSB’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Colonial Bank, FSB also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Colonial Financial Services, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision.  The Office of Thrift Supervision has enforcement authority over Colonial Financial Services, Inc. and its non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Colonial Bank, FSB.  The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six-month extension.

Colonial Financial Services, Inc.’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal Securities Laws

Colonial Financial Services, Inc. common stock is registered with the Securities and Exchange Commission.  Colonial Financial Services, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Our Chief Executive Officer and Chief Financial Officer are required to certify, among other things, that our quarterly and annual reports do not contain any untrue statement of a material fact.

ITEM 1A.                      Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company.”

ITEM 2.                      Properties

The following table provides certain information with respect to our banking offices as of December 31, 2010:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$5,521
Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$396
339 Main Street Cedarville, New Jersey 08311	Owned	$373
1107 North High Street Millville, New Jersey 08332	Owned	$261
227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$492
271 Lambs Road Sewell, New Jersey 08080	Owned	$308
Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$333
1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$305
125 West Landis Avenue Vineland, New Jersey 08360	Owned	$466

In addition to the above properties, we have purchased land in the Borough of Buena in Atlantic County, New Jersey as a possible branch location and the total amount invested in this site to date is $361,000.  We have purchased land in Millville, Cumberland County, New Jersey as a possible branch location and the total amount invested in this site to date is $792,000.  We purchased land in Harrison Township, New Jersey as a possible branch location and the total amount invested in this site to date is $1.3 million.  As we are in the early stages of planning, we cannot determine completion dates or estimated costs to complete.

The net book value of our premises, land and equipment was approximately $10.9 million at December 31, 2010.

For information regarding our investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.                      Legal Proceedings

As of December 31, 2010, except as previously disclosed in previous filings, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.                  [REMOVED AND RESERVED]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)           Not applicable.

(c)	Purchases of Equity Securities

Colonial Financial Services, Inc. had no repurchases of its common stock during the fourth quarter of 2010.  Colonial Financial Services, Inc. does not currently have an outstanding repurchase program.

ITEM 6.                  Selected Financial Data

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:

Total assets	$590,342	$568,541	$530,576	$457,860	$383,597
Cash and amounts due from banks	20,726	15,882	23,407	15,978	13,257
Investment securities held to maturity	38,214	41,032	16,897	17,213	18,722
Investment securities available for sale	181,567	166,378	165,462	163,549	136,925
Loans receivable, net	319,987	321,607	303,151	241,040	198,519
Deposits	512,836	500,366	457,231	371,382	337,254
Borrowings	7,000	21,300	31,227	45,939	8,324
Stockholders’ equity	69,412	45,517	40,630	39,028	36,663

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operating Data:

Interest income	$26,292	$27,355	$27,151	$23,045	$18,509
Interest expense	9,216	13,514	15,696	14,432	10,208
Net interest income	17,076	13,841	11,455	8,613	8,301
Provision for loan losses	1,340	615	756	84	179
Net interest income after provision for loan losses	15,736	13,226	10,699	8,529	8,122
Non-interest income	1,574	267	628	1,114	1,043
Non-interest expense	11,747	11,661	9,629	8,866	7,430
Income before income taxes	5,563	1,832	1,698	777	1,735
Income tax expense (benefit)	1,693	392	353	(454)	124
Net income	$3,870	$1,440	$1,345	$1,231	$1,611

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.67%	0.26%	0.27%	0.29%	0.45%
Return on average equity	6.83%	3.34%	3.44%	3.33%	4.49%
Interest rate spread (1)	3.05%	2.52%	2.27%	1.95%	2.17%
Net interest margin (2)	3.21%	2.71%	2.50%	2.20%	2.47%
Efficiency ratio (3)	62.99%	82.66%	79.69%	91.15%	79.52%
Noninterest expense to average total assets	2.02%	2.12%	1.92%	2.09%	2.07%
Average interest-earning assets to average interest-bearing liabilities	109.33%	107.28%	106.49%	106.73%	109.99%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.86%	0.93%	0.38%	0.25%	0.06%
Non-performing loans as a percent of total loans	3.31%	1.63%	0.62%	0.48%	0.12%
Allowance for loan losses as a percent of non-performing loans	33.05%	49.38%	110.67%	119.38%	589.27%
Allowance for loan losses as a percent of total loans	1.09%	0.80%	0.69%	0.57%	0.69%
Net recoveries (charge-offs) to average loans outstanding	(0.12)%	(0.04)%	(0.02)%	(0.03)%	0.01%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	18.39%	12.60%	13.06%	14.96%	18.26%
Tier 1 risk-based capital (to risk weighted assets)	17.64%	11.94%	12.42%	14.42%	17.57%
Tangible capital (to tangible assets)	10.44%	7.17%	7.27%	8.03%	9.09%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.44%	7.17%	7.27%	8.03%	9.09%
Equity to total assets	11.76%	8.01%	7.66%	8.52%	9.56%

Other Data:
Number of full service offices	9	9	8	7	6
Dividends declared per share	$—	$—	$—	$—	$—

Earnings per share:
Basic and diluted (4)	$0.97	$0.36	$0.33	$0.31	$0.39

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Information for December 31, 2009 and prior has been adjusted for the 0.9399-for-one exchange from the mutual-to-stock conversion of Colonial Bankshares MHC.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, the valuation of and our ability to realize deferred tax assets and the measurement of fair values of financial instruments.

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance necessary to absorb estimated probable loan losses inherent in the loan portfolio.  Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors.  However, this evaluation is inherently subjective, as it requires an estimate of the loss content for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of average loans outstanding has ranged from 0.77% to 1.09%, while our net charge-offs as a percentage of average loans outstanding has ranged from (0.02)% to (0.12)%.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2010 would have changed by approximately $161,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.

Other-Than-Temporary Impairment.  In estimating other-than-temporary impairment of investment securities, securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  We estimate the fair value of financial instruments using a variety of valuation methods.  Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value.  When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value.  When observable market prices do not exist, we estimate fair value.  Other factors such as model assumptions and market dislocations can affect estimates of fair value.  Differences in the fair value and carrying value of certain financial instruments (including changes in the differences between the fair value and the carrying value from period to period), such as loans, securities held to maturity, deposits and borrowings do not effect our reported financial condition or results of operations, as such financial instruments are carried at cost.

Comparison of Financial Condition at December 31, 2010 and 2009

Total assets increased $21.8 million, or 3.8%, to $590.3 million at December 31, 2010 from $568.5 million at December 31, 2009.  The increase was the result of increases in cash and amounts due from banks, investment securities available-for-sale and bank-owned life insurance offset by decreases in investment securities held-to-maturity, loans receivable, Federal Home Loan Bank stock and office properties and equipment.

Net loans receivable decreased by $1.6 million, or 0.5%, to $320.0 million at December 31, 2010 from $321.6 million at December 31, 2009.  Commercial real estate loans increased $17.1 million, or 17.6%, to $114.2 million at December 31, 2010 from $97.1 million at December 31, 2009.  The increased commercial real estate loan balances reflected our continued emphasis on originating this type of loan, resulting in part from the expansion of our commercial lending staff in recent years.  One- to four-family residential real estate loans decreased $11.2 million, or 7.4%, to $140.2 million at December 31, 2010 from $151.4 million at December 31, 2009.  Home equity loans and lines of credit decreased $2.5 million, or 6.6%, to $35.4 million at December 31, 2010 from $37.9 million at December 31, 2009.  Construction loans decreased $8.2 million, or 58.2%, to $5.9 million at December 31, 2010 from $14.1 million at December 31, 2009.  Commercial loans increased $5.4 million, or 30.2%, to $23.3 million at December 31, 2010 from $17.9 million at December 31, 2009.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain  intangible assets) plus our allowance for loan losses.

Investment securities available for sale increased $15.2 million, or 9.1%, to $181.6 million at December 31, 2010 from $166.4 million at December 31, 2009.  The increase was the result of purchases of $118.7 million of mortgage-backed and investment securities offset by a $1.2 million decrease in the market value of investment securities available for sale, $38.9 million in principal amortization, $3.8 million in sales of investment securities available for sale, $60.0 million in calls and maturities of investment securities available for sale and accretion of discounts and premiums in the amount of $238,000.   In addition, securities held to maturity decreased $2.8 million to $38.2 million at December 31, 2010 from $41.0 million at December 31, 2009.  The decrease in securities held to maturity was the result of principal amortization of $928,000, sales of $738,000 and $43.9 million in calls and maturities of investment securities held to maturity offset by purchases of $42.3 million and accretion of discounts and premiums in the amount of $150,000.  During the year ended December 31, 2010, we experienced other-than-temporary impairment of investment securities of $150,000, which was for an investment security held to maturity.  For a further discussion of this impairment, see “Business of Colonial Bankshares, Inc. and Colonial Bank, FSB—Securities Activities.”

Other assets decreased by $1.2 million to $3.4 million at December 31, 2010 from $4.6 million at December 31, 2009.  The decrease was mainly due to the reduction of prepaid FDIC insurance premiums during 2010.  Cash and amounts due from banks increased by $4.8 million to $20.7 million at December 31, 2010 from $15.9 million at December 31, 2009.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides non-interest income that is nontaxable.  Federal regulations generally limit the investment in bank-owned life insurance to 25% of the sum of Colonial Bank, FSB’s tier 1 capital and its allowance for loan losses.  At December 31, 2010, this limit was $16.1 million. The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000.  During 2010, we increased our coverage of life insurance on key personnel from $2.8 million at December 31, 2009 to $9.9 million at December 31, 2010.

Deposits increased $12.4 million, or 2.5%, to $512.8 million at December 31, 2010 from $500.4 million at December 31, 2009.  The largest increase was in NOW accounts, which increased $16.7 million, or 16.9%, to $115.5 million at December 31, 2010 from $98.8 million at December 31, 2009.  The increase in NOW accounts was due to an increase in public fund accounts (such as municipalities and school districts).  Savings accounts increased $15.4 million, or 16.9%, to $106.4 million at December 31, 2010 from $91.0 million at December 31, 2009.  This increase was mainly due to an increase in public fund savings accounts.  Money market deposit accounts increased $3.9 million, or 6.2%, to $66.9 million at December 31, 2010 from $63.0 million at December 31, 2009.  The increase in money market deposit accounts was due to our offering competitive rates for high balance accounts and depositors’ preferences to maintain funds in short-term investments in the current interest rate environment.  Certificates of deposit decreased $37.1 million, or 17.9%, to $169.6 million at December 31, 2010 from $206.7 million at December 31, 2009.  Included in the balance in certificates of deposits are brokered deposits in the amount of $5.9 million at December 31, 2010, which decreased $13.4 million from $19.3 million at December 31, 2009.  We previously sought brokered deposits as they provided us with liquidity at rates that compared favorably with other funding sources available to us at the time.  Recently, we have reduced our reliance on brokered certificates of deposit, which are generally rate sensitive and therefore do not assist us in managing interest rate risk, in favor of lower cost, core deposits, which has decreased our cost of funds. We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.  Non-interest bearing demand accounts decreased $832,000, or 3.9%.  Super NOW accounts increased $14.4 million, or 72.7%, to $34.2 million at December 31, 2010 from $19.8 million at December 31, 2009.  Overall deposit growth has resulted from our continued focus on generating deposits in our local communities and from our establishing relationships with larger customers, such as municipalities, and using those relationships to offer deposit products to the customers’ employees, who tend to open core deposit accounts and not certificates of deposits.  Under New Jersey state law, we pledge securities as collateral for municipal deposits that exceed the amounts that are federally insured.

Borrowings decreased to $7.0 million at December 31, 2010 from $21.3 million at December 31, 2009.  We have decreased our outstanding borrowings because our net increase in deposits, the proceeds received from the calls, maturities and pay-downs of securities and the net proceeds from the second step stock offering, exceeded our cash needs to fund loan originations and investment securities purchases.

Total stockholders’ equity increased $23.9 million to $69.4 million at December 31, 2010 from $45.5 million at December 31, 2009.  This increase was attributable to the completion of the second-step conversion and related public stock offering which raised $20.3 million (net of offering costs), and net income of $3.9 million, offset by an other comprehensive loss of $785,000.  Accumulated other comprehensive income decreased to $2.5 million at December 31, 2010 from $3.2 million at December 31, 2009 as a result of a decrease in unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Average Balance Sheet

The following table sets forth average balances, average yields and costs, and certain other information at and for the years indicated.  Tax-equivalent yield adjustments have not been made for tax-exempt securities.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$326,529	$19,236	5.89%	$311,585	$18,677	5.99%	$273,905	$16,946	6.19%
Securities:
Taxable	175,470	6,391	3.64%	175,034	7,959	4.55%	172,209	9,630	5.59%
Tax-exempt	29,743	665	2.24%	24,048	719	2.99%	12,283	575	4.68%
Total interest-earning assets	531,742	26,292	4.94%	510,667	27,355	5.36%	458,397	27,151	5.92%
Noninterest-earning assets	49,728			42,233			42,530
Total assets	$581,470			$552,900			$500,927

Interest-bearing liabilities:
Savings accounts	$104,983	1,713	1.63%	$85,752	2,241	2.61%	$80,384	2,232	2.78%
NOW accounts	122,007	1,360	1.11%	79,947	799	1.00%	52,940	861	1.63%
Money market deposits	64,505	952	1.48%	53,949	1,123	2.08%	31,109	1,029	3.31%
Certificates of deposit	182,171	4,785	2.63%	228,158	8,245	3.61%	224,900	9,933	4.42%
Total interest-bearing deposits	473,666	8,810	1.86%	447,806	12,408	2.77%	389,333	14,055	3.61%
Borrowings	12,684	406	3.20%	28,226	1,106	3.92%	41,140	1,641	3.99%
Total interest-bearing liabilities	486,350	9,216	1.89%	476,032	13,514	2.84%	430,473	15,696	3.65%
Noninterest-bearing liabilities	38,427			33,789			31,308
Total liabilities	524,777			509,821			461,781
Equity	56,693			43,079			39,146
Total liabilities and equity	$581,470			$552,900			$500,927

Net interest income		$17,076			$13,841			$11,455
Interest rate spread (1)			3.05%			2.52%			2.27%
Net interest-earning assets (2)	$45,392			$34,635			$27,924
Net interest margin (3)			3.21%			2.71%			2.50%
Average interest-earning assets to average interest-bearing liabilities	109.33%			107.28%			106.49%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The net column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$852	$(293)	$559	$2,238	$(507)	$1,731
Securities:
Taxable	20	(1,588)	(1,568)	162	(1,833)	(1,671)
Tax-exempt	918	(972)	(54)	231	(87)	144
Total interest-earning assets	1,790	(2,853)	(1,063)	2,631	(2,427)	204

Interest-bearing liabilities:
Savings accounts	784	(1,312)	(528)	112	(103)	9
NOW accounts	464	97	561	(257)	195	(62)
Money market deposit	362	(533)	(171)	191	(97)	94
Certificates of deposit	(1,474)	(1,986)	(3,460)	145	(1,833)	(1,688)
Total interest-bearing deposits	136	(3,734)	(3,598)	191	(1,838)	(1,647)
Borrowings	(525)	(175)	(700)	(506)	(29)	(535)
Total interest-bearing liabilities	(389)	(3,909)	(4,298)	(315)	(1,867)	(2,182)

Net change in interest income	$2,179	$1,056	$3,235	$2,946	$(560)	$2,386

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General.  Net income increased $2.5 million to $3.9 million for the year ended December 31, 2010 from $1.4 million for the year ended December 31, 2009.  The principal reason for the increase was a $3.2 million increase in net interest income and a $1.3 million increase in non-interest income offset by an increase in the provision for loan losses of $725,000, an increase of $86,000 in non-interest expense and a $1.3 million increase in income tax expense.

Interest Income.  Interest income decreased $1.1 million to $26.3 million for the year ended December 31, 2010 from $27.4 million for the year ended December 31, 2009.  The decrease in interest income resulted from a $1.6 million decrease in interest income on investment securities and mortgage-backed securities offset by a $441,000 increase on loans.

Interest income on loans increased $559,000, or 2.6%, to $19.2 million for the year ended December 31, 2010 from $18.7 million for the year ended December 31, 2009.  This increase resulted from an increase in the average balance of loans of $14.9 million, or 4.8%, to $326.5 million for the year ended December 31, 2010 from $311.6 million for the year ended December 31, 2009, which was offset by a 10 basis point decrease in the average yield to 5.89% for the year ended December 31, 2010 from 5.99% for the year ended December 31, 2009, reflecting decreases in market interest rates.  The increase in average balance of loans resulted primarily from increases in the average balances of commercial real estate loans.  See “—Comparison of Financial Condition at December 31, 2010 and 2009” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest income on securities decreased by $1.6 million to $7.1 million for the year ended December 31, 2010 from $8.7 million for the year ended December 31, 2009.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 92 basis points to 3.44% for the year ended December 31, 2010 from 4.36% for the year ended December 31, 2009, which was offset by an increase in the average balance of taxable and tax-exempt securities to $205.2 million for the year ended December 31, 2010 from $199.1 million for the year ended December 31, 2009.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $4.3 million, or 31.9%, to $9.2 million for the year ended December 31, 2010 from $13.5 million for the year ended December 31, 2009.

Interest expense on interest-bearing deposits decreased by $3.6 million, or 29.0%, to $8.8 million for the year ended December 31, 2010 from $12.4 million for the year ended December 31, 2009.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 91 basis points in the average rate paid on interest-bearing deposits to 1.86% for the year ended December 31, 2010 from 2.77% for the year ended December 31, 2009.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2010, except the NOW and Super-NOW account category, reflecting lower market interest rates.  This was offset by a $25.9 million, or 5.8%, increase in the average balance of interest-bearing deposits to $473.7 million for the year ended December 31, 2010 from $447.8 million for the year ended December 31, 2009.  We experienced increases in the average balance across all categories of interest-bearing deposits except for certificates of deposits for the year ended December 31, 2010.    See “—Comparison of Financial Condition at December 31, 2010 and 2009” for a discussion of how we have increased our deposits in recent periods.

Interest expense on borrowings decreased $700,000 to $406,000 for the year ended December 31, 2010 from $1.1 million for the year ended December 31, 2009.  This decrease was due to a $15.5 million decrease in the average balance of borrowings to $12.7 million for the year ended December 31, 2010 from $28.2 million for the year ended December 31, 2009, and to a 72 basis point decrease in the average cost of such borrowings to 3.20% for the year ended December 31, 2010 from 3.92% for the year ended December 31, 2009.  We have decreased our outstanding borrowings because our net increase in deposits, the proceeds received from the calls, maturities and pay-downs of securities and the net proceeds from the second step stock offering exceeded our cash needs to fund loan originations and investment securities purchases.

Net Interest Income.  Net interest income increased by $3.3 million, or 23.9%, to $17.1 million for the year ended December 31, 2010 from $13.8 million for the year ended December 31, 2009 because of a decrease in our interest expense.  Our net interest margin increased 50 basis points to 3.21% for the year ended December 31, 2010 from 2.71% for the year ended December 31, 2009, and our net interest rate spread increased 53 basis points to 3.05% for the year ended December 31, 2010 from 2.52% for the year ended December 31, 2009, as the average cost of our interest-bearing liabilities decreased more than the decrease in the average yield on our interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.3 million for the year ended December 31, 2010 and a provision for loan losses of $615,000 for the year ended December 31, 2009.  The allowance for loan losses was $3.5 million, or 1.09% of total loans, at December 31, 2010, compared to $2.6 million, or 0.80% of total loans, at December 31, 2009.  We increased the allowance for loan losses at December 31, 2010 due to increases in (i) general reserves for commercial real estate loans, reflecting growth in the commercial real estate loan portfolio, and (ii) specific allowances on loans individually evaluated for impairment, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we evaluated individually for impairment increased to $26.6 million at December 31, 2010 from $1.0 million at December 31, 2009, although we provided specific allowances on loans with principal balances of $8.0 million as of December 31, 2010 and $279,000 as of December 31, 2009.  At December 31, 2010, all nonaccrual loans were individually evaluated for impairment and at December 31, 2009 nonaccrual commercial and construction loans were individually evaluated for impairment whereas all other nonaccrual loans were collectively evaluated for impairment.  During each of 2010 and 2009, in further recognition of current economic conditions, we established unallocated allowances for loan losses of $500,000.

The allowance for loan losses represented 33.05% of nonperforming loans at December 31, 2010 and 49.38% of nonperforming loans at December 31, 2009.  As a result of our recent increase in nonperforming loans, we experienced net charge-offs of $403,000 for the year ended December 31, 2010 and $114,000 for the year ended December 31, 2009.  In addition, at December 31, 2010, 52.0% of our non-performing loans were one- to four-family residential real estate loans.  We generally consider the losses inherent in non-performing or delinquent one- to four-family residential real estate loans to be less than the losses inherent in similarly performing loans of other types of loans in our portfolio (such as commercial loans, commercial real estate loans and construction loans).  Specifically, we have obtained updated appraisals and title searches on all loans (including one- to four-family residential real estate loans) that are 90 days or more past due and placed on non-accrual status, and we do not orginate first mortgage loans with loan-to-value ratios in excess of 80% without also obtaining private mortgage insurance.  Therefore, we did not increase the allowance for loan losses commensurate with the increases in nonperforming and delinquent loans.  In addition, we have not increased our allowance for loan losses commensurate with our increase in commercial real estate loans, as we originate commercial real estate loans that we believe to be of greater credit quality but that may provide lower yields.  Such credit quality can result from one or more of many factors, including, but not limited to: the borrower having substantial net worth; the borrower providing a personal guarantee on the loan; the borrower having deposit relationships with us; the underlying business having a debt service ratio that exceeds the minimum established by our policies; the borrower having a history of creditworthiness, either with us, one of our lending officers or another financial institution; and the collateral being in a desirable location.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2010 and 2009.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income increased $1.3 million to $1.6 million for the year ended December 31, 2010 compared to $267,000 for the year ended December 31, 2009.  Fees and service charges on deposit accounts increased by $50,000 to $1.3 million for the year ended December 31, 2010 from $1.2 million for the year ended December 31, 2009.  The increase in fees and service charges on deposit accounts was attributable to an increase in the volume of several service charges.  Gains on the sale of loans increased by $175,000 to $231,000 for the year ended December 31, 2010 from $56,000 for the year ended December 31, 2009.  Total loans sold in 2010 and 2009 were $13.4 million and $4.1 million, respectively.  Net gains on the sales and calls of investment securities increased to $52,000 for the year ended December 31, 2010 from $14,000 for the year ended December 31, 2009, reflecting sales of securities of $4.5 million and $6.8 million during the years ended December 31, 2010 and 2009, respectively.  Non-interest income reflected charges of $150,000 and $1.1 million for other-than-temporary impairment of securities during the years ended December 31, 2010 and 2009, respectively.

Non-interest Expense.  Non-interest expense increased $86,000, or 0.7%, to $11.7 million for the year ended December 31, 2010 from $11.7 million for the year ended December 31, 2009.  Compensation and benefits expense increased $298,000, or 5.2%, to $6.1 million for the year ended December 31, 2010 from $5.8 million for the year ended December 31, 2009.  Normal salary increases and an increase in the employee stock ownership plan expense.  Occupancy and equipment expense increased $138,000, or 8.5%, to $1.8 million for the year ended December 31, 2010 from $1.6 million for the year ended December 31, 2009.  This increase was mainly due to increased depreciation expense, utility expense and repair and maintenance expense.  Data processing expense increased $50,000 to $887,000 for the year ended December 31, 2010 from $837,000 for the year ended December 31, 2009.  Federal Deposit Insurance Corporation insurance premiums decreased by $180,000 to $784,000 for the year ended December 31, 2010 from $964,000 for the year ended December 31, 2009.  This decrease was due to the payment of the FDIC special premium in 2009 which was offset by the increase in the amount of insurable deposit accounts in 2010.    Professional fees increased by $208,000 to $651,000 for the year ended December 31, 2010 from $443,000 for the year ended December 31, 2009.  This increase was due to higher legal expenses for additional loan collections and an increase in auditing and accounting fees.  We incurred a $459,000 prepayment penalty on a long-term Federal Home Loan Bank advance during 2009, and had no similar expense in 2010.  Other expenses increased $67,000 to $1.2 million for the year ended December 31, 2010.  This increase was mainly attributable to increases in training and education expense, supervisory examination expense, telephone expense, correspondent bank expense, and loan acquisition and loan collection expense.

Income Tax Expense. We recorded an expense of $1.7 million for income taxes for the year ended December 31, 2010, compared to an expense of $392,000 for the year ended December 31, 2009, reflecting effective tax rates of 30.4% and 21.4%, respectively.  Our effective tax rate is lower than state and federal statutory rates due to the formation of our Delaware operating subsidiary, income from life insurance and the increased holdings in tax-exempt securities in 2009.  For the years ended December 31, 2009, Colonial Bank, FSB incurred a net operating loss of approximately $2.6 million, respectively, for state tax purposes.  All but $140,000 of the related deferred tax benefit was offset by a valuation allowance.

Management of Market Risk

General.  The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, our board of directors has established an Asset/Liability Management Committee, consisting of senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.  The Asset/Liability Management Committee monitors the level of interest rate risk and our board of directors reviews our asset/liability policies and interest rate risk position.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  Given the current low interest rate environment, we intend to use the following strategies to manage our interest rate risk:

●
maintaining our portfolios of shorter-term loans, including commercial real estate loans and home equity loans, subject to the limitations with respect to the amounts of these loans as a percentage of our capital and the allowance for loan losses;

●	maintaining adjustable-rate and shorter-term investments; and

●	maintaining pricing strategies that encourage deposits in longer-term, certificates of deposit.

In addition, we have sold long-term (greater than 15 years) loans, and we are an approved qualified loan seller/servicer for Fannie Mae, which will facilitate our sale of long-term, fixed-rate residential mortgage loans in the future.  By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  However, investments in shorter-term assets generally have lower yields than longer-term investments.

Net Portfolio Value.  The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a NPV calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest		Estimated Increase (Decrease)		NPV as a Percentage of Present Value of Assets (3)
Rates (basis points)		in NPV		NPV	Increase (Decrease)
(1)	Estimated NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$70,369	$(22,054)	(24)%	11.89%	(300)
+200	79,395	(13,028)	(14)%	13.17%	(172)
+100	87,319	(5,104)	(6)%	14.24%	(65)
+50	89,870	(2,553)	(3)%	14.57%	(32)
—	92,423	-	-%	14.89%	-
-50	94,051	1,028	2%	15.08%	19
-100	97,236	4,813	5%	15.49%	60

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 14% decrease in net portfolio value.  Both of these calculations are based against the calculated net portfolio value of $92.4 million.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Net portfolio value calculations also may not reflect the fair values of financial instruments.  For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.  In addition, the Office of Thrift Supervision’s net portfolio value calculations assign a value to core deposit intangibles that is not reflected in calculating the fair value of financial instruments, which resulted in the significant difference as of December 31, 2010 between our net portfolio value and an estimate of our value that could be obtained by subtracting the fair value of financial liabilities from the fair value of our assets.  For further information, see Note 14 to the Notes to our Consolidated Financial Statements.

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

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.  We have maintained higher liquidity levels as a result of the completion of our stock offering.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $20.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $181.6 million at December 31, 2010. In addition, at December 31, 2010, we had the ability to borrow approximately $177.1 million from the Federal Home Loan Bank of New York.  On that date, we had $7.0 million in advances outstanding.

At December 31, 2010, we had $8.4 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $19.9 million in unadvanced funds to borrowers and $2.5 million of commitments issued under standby letters of credit. Certificates of deposit due within one year of December 31, 2010 totaled $113.2 million, or 22.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products, as the recent runoff of certificates of deposit was primarily related to our not bidding on brokered certificates of deposit. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities. In 2010, we originated $53.9 million of loans and purchased $161.2 million of securities. In 2009, we originated $85.7 million of loans and purchased $119.7 million of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $12.4 million and $43.1 million for the years ended December 31, 2010 and 2009, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $14.3 million during the year ended December 31, 2010 and decreased by $9.9 million during the year ended December 31, 2009.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2010, Colonial Bank, FSB exceeded all regulatory capital requirements. Colonial Bank, FSB is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity has been adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans.  For additional information, see Note 12 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 of the Notes to our Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Colonial Financial Services, Inc. have been prepared in accordance with US GAAP.  US GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

COLONIAL FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and
Stockholders of Colonial Financial Services, Inc.

We have audited the accompanying consolidated statements of financial condition of Colonial Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Colonial Financial Services, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Malvern, Pennsylvania
March 30, 2011

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009

	(Dollars In Thousands, Except Share and Per Share Data)

Assets

Cash and amounts due from banks	$20,726	$15,882
Investment securities available for sale	181,567	166,378
Investment securities held to maturity (fair value 2010 - $38,365; 2009 - $41,395)	38,214	41,032
Loans receivable (net of allowance for loan losses 2010 - $3,543; 2009 - $2,606)	319,987	321,607
Loans available for sale	659	—
Real estate owned	276	—
Federal Home Loan Bank stock, at cost	1,120	1,731
Office properties and equipment, net	10,936	11,387
Bank-owned life insurance	9,943	2,777
Accrued interest receivable	2,025	2,272
Deferred tax asset, net	1,511	910
Other assets	3,378	4,565

Total Assets	$590,342	$568,541

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$20,279	$21,111
Interest-bearing	492,557	479,255
Total deposits	512,836	500,366
Federal Home Loan Bank short-term borrowings	—	7,300
Federal Home Loan Bank long-term borrowings	7,000	14,000
Advances from borrowers for taxes and insurance	544	661
Other liabilities	550	697
Total Liabilities	520,930	523,024

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 50,000,000 shares in 2010 and 1,000,000 in 2009; none issued	—	—
Common stock, par value: $0.01 per share in 2010 and $0.10 per share in 2009; authorized 100,000,000 shares in 2010 and 10,000,000 shares in 2009; issued 4,188,456 shares in 2010 and 4,521,696 shares in 2009; outstanding 4,188,456 shares in 2010 and 4,440,246 shares in 2009	42	452
Additional paid-in capital	40,962	20,628
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,794)	(1,084)
Treasury stock, at cost (2009 – 134,125 shares)	—	(1,596)
Retained earnings	27,749	23,879
Accumulated other comprehensive income	2,453	3,238
Total Stockholders’ Equity	69,412	45,517

Total Liabilities and Stockholders’ Equity	$590,342	$568,541

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$19,236	$18,677
Mortgage-backed securities	4,807	5,722
Investment securities:
Taxable	1,584	2,237
Tax-exempt	665	719
Total Interest Income	26,292	27,355
Interest Expense
Deposits	8,810	12,408
Borrowings	406	1,106
Total Interest Expense	9,216	13,514
Net Interest Income	17,076	13,841
Provision for Loan Losses	1,340	615
Net Interest Income after Provision for Loan Losses	15,736	13,226
Non-Interest Income
Fees and service charges	1,275	1,225
Gain on sale of loans	231	56
Loss on sale of real estate owned	-	(5)
Net gain on sales and calls of investment securities	52	14

Impairment charge on investment securities	(150)	(1,126)
Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in earnings	(150)	(1,126)

Earnings on bank-owned life insurance	166	103
Total Non-Interest Income	1,574	267
Non-Interest Expenses
Compensation and benefits	6,077	5,779
Occupancy and equipment	1,759	1,621
Data processing	887	837
FDIC insurance premiums	784	964
Office supplies	159	181
Professional fees	651	443
Advertising	194	208
Prepayment penalty on payoff of FHLB borrowing	-	459
Other	1,236	1,169
Total Non-Interest Expenses	11,747	11,661
Income before Income Tax Expense	5,563	1,832
Income Tax expense	1,693	392
Net Income	$3,870	$1,440

Per Share Data (Note 3):
Earnings per share – basic	$0.97	$0.36 *
Earnings per share – diluted	$0.97	$0.36 *

*Earnings per share for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity
(Dollars in thousands)

Balance, January 1, 2009	$452	$20,290	$(1,200)	$22,439	$(1,559)	$208	$40,630
Comprehensive income:

Net income	-	-	-	1,440	-	-	1,440
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax expense of $1,691	-	-	-	-	-	3,030	3,030

Total Comprehensive income	-	-	-	-	-	-	$4,470

ESOP shares committed to be released (11,603 shares)	-	(32)	116	-	-	-	84
Purchase of treasury stock – 5,500 shares	-	-	-	-	(37)	-	(37)
Stock-based compensation expense (restricted stock awards)	-	222	-	-	-	-	222
Stock-based compensation expense (stock options)	-	148	-	-	-	-	148

Balance, December 31, 2009	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517

Comprehensive income:

Net income	-	-	-	3,870	-	-	3,870
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax benefit of $403	-	-	-	-	-	(785)	(785)

Total Comprehensive income	-	-	-	-	-	-	$3,085

Cancellation of common stock	(452)	452	-	-	-	-	-
Issuance of common stock, net of offering costs of $1.7 million	42	21,130	(918)	-	-	-	20,254
Cancellation of treasury stock	-	(1,596)	-	-	1,596		-
ESOP shares committed to be released (20,085 shares)	-	(12)	208	-	-	-	196
Stock-based compensation expense (restricted stock awards)	-	216	-	-	-	-	216
Stock-based compensation expense (stock options)	-	144	-	-	-	-	144

Balance, December 31, 2010	$42	$40,962	$(1,794)	$27,749	$-	$2,453	$69,412

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities:	(In thousands)
Net income	$3,870	$1,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,340	615
Depreciation expense	676	665
ESOP expense	196	84
Stock-based compensation expense	360	370
Impairment charge on investment securities	150	1,126
Deferred income taxes	(198)	(848)
Net earnings on bank-owned life insurance	(166)	(103)
Net gain on sales and calls of investment securities	(52)	(14)
Loans originated for sale	(13,452)	(4,128)
Proceeds from sale of loans	13,024	4,184
Gain on sale of loans	(231)	(56)
Loss on sale of real estate owned	-	5
Net amortization of loan fees	39	88
Accretion of premium and discount on investment securities, net	(389)	(483)
Decrease in accrued interest receivable	247	26
Decrease (increase) in other assets	1,187	(3,297)
Decrease in other liabilities	(147)	(171)
Net cash provided by (used in) operating activities	6,454	(497)
Cash Flows from Investing Activities:
Proceeds from sales of investment securities held to maturity	739	-
Proceeds from sales of investment securities available for sale	1,748	5,085
Proceeds from sales of mortgage-backed securities available for sale	1,816	1,674
Proceeds from calls and maturities of investment securities available for sale	60,034	44,128
Proceeds from calls and maturities of investment securities held to maturity	43,857	17,728
Purchase of investment securities available for sale	(75,256)	(49,751)
Purchase if investment securities held to maturity	(42,555)	(42,947)
Purchase of mortgage-backed securities available for sale	(43,400)	(26,972)
Purchase of office properties and equipment	(225)	(489)
Principal repayments from investment securities	2,016	1,121
Principal repayments from mortgage-backed securities	37,733	28,974
Net decrease in Federal Home Loan Bank stock	611	260
Maturity of interest-bearing time deposits	-	108
Proceeds from the sale of foreclosed real estate	213	-
Purchase of life insurance	(7,000)	-
Net increase in loans receivable	(248)	(19,159)
Net cash used for investing activities	(19,917)	(40,240)
Cash Flows from Financing Activities:
Net increase in deposits	12,470	43,135
(Decrease) increase in Federal Home Loan Bank short-term borrowings	(7,300)	4,300
Proceeds from Federal Home Loan Bank long-term borrowings	-	4,000
Repayment of Federal Home Loan Bank long-term borrowings	(7,000)	(18,227)
Increase (decrease) in advances from borrowers for taxes and insurance	(117)	41
Net proceeds from issuance of common stock	20,254	-
Acquisition of treasury stock	-	(37)
Net cash provided by financing activities	18,307	33,212
Increase (decrease) in cash and cash equivalents	4,844	(7,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,882	23,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,726	$15,882
Supplemental Cash Flow Disclosures:
Cash paid: Interest	$9,309	$13,779
Cash paid: Income taxes	$2,350	$1,086
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$489	$-

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Colonial Financial Services, Inc. (the “Company“), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank“) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC. On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering.  Colonial Bank, FSB is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares was paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. sold or exchanged 4,173,444 shares.

Colonial Bankshares, Inc. was the former mid-tier holding company for the Bank and was organized in conjunction with the Bank’s reorganization from the mutual savings bank to the mutual holding company structure in January 2003.

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.  The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision.

In 2006, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary“), whose purpose is to invest in and manage securities.

In 2007, the Bank opened its new administrative headquarters/full-service office in Vineland, New Jersey.  The Bank also   maintains branch offices in Bridgeton, Cedarville, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial, and consumer loans and investments.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Colonial Financial Services Inc., its wholly-owned subsidiary, Colonial Bank, FSB and the Bank’s wholly-owned subsidiary, CB Delaware Investments, Inc.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP“) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the valuation of deferred tax assets.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Southern New Jersey.  Note 4 discusses the types of investment securities that the Bank invests in.  Note 5 discuss the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  Although the Bank has a diversified portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

The Company and the Bank maintain cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Bank is required to maintain average reserve balances in vault cash and with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2010 and 2009.  The Bank is required to maintain a minimum clearing balance with the Federal Reserve Bank.  At December 31, 2010 and 2009, this clearing balance requirement was $50,000.

Investment Securities

Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts.  Premiums are amortized and discounts are accreted using a method which produces results which approximate the interest method over the estimated remaining term of the underlying security.

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  These securities are carried at estimated fair value, which is determined using published quotes where available.  If published quotes are not available, fair values are based on quoted market prices of comparable instruments.  Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income.  Realized gains and losses are included in the statements of income and are determined based on the adjusted cost of the specific security sold.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each statement of financial condition date.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not the Company intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income.  For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale

At December 31, 2010, the Company had $659,000 loans held for sale. Loan originated and intended for sale in the secondary market are carried at the lower of cost or fair value.  At December 31, 2009, the Bank had no loans held for sale.  To date, all loans sold by the Company have been sold servicing released.  All gains and losses are calculated based on each loan sold using the specific identification method.

Loans Receivable

The Bank grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout the counties of Cumberland and Gloucester of New Jersey.  The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: multi-family, commercial real estate, commercial construction and commercial non-real estate financing.  Consumer loans consist of the following classes: 1-4 family residential mortgage loans, home equity loans and credit lines and other consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans.  The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential real estate consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include:

●	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
●	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
●	Nature and volume of the portfolio and terms of loans.
●	Experience, ability, and depth of lending management and staff.
●	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
●	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
●	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
●	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

One-to four-family real estate loans involve certain risks such as interest rate risk and risk of non repayment.  Adjustable-rate single family real estate loans pose interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential of default.  At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.  Repayment risk can be affected by job loss, divorce, illness, personal bankruptcy of the borrower and regional or local economic conditions.

Multi-family and commercial real estate lending entails significant risks.  Such loans typically involve large loan balances to single borrowers or group of borrowers.  The payment experience on such loans is typically dependent on the successful operation of the real estate project.  The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions.

Construction lending is generally considered higher risk.  A construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) in the project.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Commercial business lending is generally considered higher risk than commercial real estate lending.  Commercial business loans are primarily secured by inventories and non-real estate assets.  In most cases, any repossessed collateral for a defaulted commercial business loan will not provide an adequate source of repayment of the outstanding loan balance.

Consumer loans generally have shorter terms and higher interest rates than other lending but generally involve more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral.  In addition, consumer lending collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy.  In most cases, any repossessed collateral for a defaulted consumer loan will most likely not provide an adequate source of repayment of the outstanding loan.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loan not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Federal Home Loan Bank Stock

Federal Home Loan Bank of New York (“FHLB”) Stock, which represents required investment in the common stock of a correspondent bank, is carried at cost.

The Company evaluates the FHLB stock for impairment.  Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time the decline has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of December 31, 2010.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other non-interest expense.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Office Properties and Equipment

Office properties and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the expected useful lives of the related assets.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income on the statements of income.

Advertising Costs

The Bank follows the policy of charging the costs of advertising to expense as incurred.

Stock Compensation Plans

In 2006, Board of Directors of Colonial Bankshares, Inc. approved the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan (the “Stock Plan”).  Prior to 2006, the Company had no stock option plans or stock-based compensation other than the ESOP.  Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A black-sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Income Taxes

Income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as unvested restricted stock awards and outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted EPS is calculated by adjusting the weighted average number of shares on common stock outstanding to include the effect of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Such financial instruments are recorded in the statements of financial condition when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$(1,296)	$4,524
Reclassification adjustment for net gains on sales and calls of securities	(108)	(14)
Impairment charge on investment securities	-	211
Net unrealized gains (losses)	(1,188)	4,721
Income tax expense (benefit)	(403)	1,691
Net of tax amount	$(785)	$3,030

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements as set forth in Codification Subtopic 820-10.  The FASB’s objective is to improve these disclosures and increase the transparency in financial reporting.  Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:  a reporting entity to disclose separately the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:  for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  With respect to the portions of this FASB ASU that were adopted, the adoption did not have a material impact on the consolidated financial statements.  Management does not believe that the adoption of the remaining portion of this FASB ASU will have a material impact on the consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, an amendment to FASB ASC Topic 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subtopic 310-30 provides guidance for acquired loans that have evidence of credit deterioration upon acquisition.  Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool.  Upon establishment of the pool, the pool becomes the unit of accounting.  When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool).  Under Subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan.  As a result of the amendments in this update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.    The amendments in this update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early application is permitted.  The adoption of this FASB ASU did not have any impact on the consolidated financial statements.

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, Receivables (Topic 310).  The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company is continuing to evaluate this guidance.

NOTE 3 – EARNINGS PER SHARE

There are no preferred securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2010 and 2009, respectively, there were 194,639 and 217,979 anti-dilutive non-vested awards and options (as adjusted for the exchange ratio) excluded from the computation of earnings per share because the option price was greater than the average market price, respectively.  Earnings per share and average common shares outstanding have been adjusted to reflect the impact of the exchange ratio which was a result of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

	December 31,
	2010	2009
Net Income	$3,870,000	$1,440,000

Weighted average common shares issued	4,216,896	4,249,942
Average unearned ESOP shares	(145,073)	(112,744)
Average treasury stock shares	(66,907)	(125,067)
Weighted average common shares outstanding - basic	4,004,916	4,012,131
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	4,004,916	4,012,131
Earnings per share-basic	$0.97	$0.36
Earnings per share-diluted	$0.97	$0.36

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2010
U. S. Government obligations	$42,653	$124	$(338)	$42,439
Corporate debt obligations	9,712	243	(43)	9,912
Mutual funds	850	51	-	901
Municipal debt obligations	4,176	36	(58)	4,154
SBA pools	3,252	8	(14)	3,246
Mortgage-backed securities	60,799	3,727	(43)	64,483
Collateralized mortgage obligations	56,342	574	(484)	56,432
	$177,784	$4,763	$(980)	$181,567

December 31, 2009
U. S. Government obligations	$28,973	$169	$-	$29,142
Corporate debt obligations	10,563	232	(123)	10,672
Mutual funds	1,561	64	-	1,625
Municipal debt obligations	2,817	49	(36)	2,830
SBA pools	5,231	29	(39)	5,221
Mortgage-backed securities	83,802	4,202	(4)	88,000
Collateralized mortgage obligations	28,460	441	(13)	28,888
	$161,407	$5,186	$(215)	$166,378

Held to Maturity:
December 31, 2010
Corporate debt obligations	$1,190	$212	$-	$1,402
Municipal debt obligations	35,284	96	(259)	35,121
Mortgage-backed securities	1,740	102	-	1,842
	$38,214	$410	$(259)	$38,365

December 31, 2009
Corporate debt obligations	$5,209	$90	$(7)	$5,292
Municipal debt obligations	33,173	220	(93)	33,300
Mortgage-backed securities	2,650	153	-	2,803
	$41,032	$463	$(100)	$41,395

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at December 31, 2010 and 2009 have been issued by government agencies or government sponsored enterprises.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,664	$30,664	$4,552	$4,655
Due after one year through five years	305	310	45,663	45,504
Due after five year through ten years	3,502	3,665	5,285	5,353
Due thereafter	2,003	1,884	5,143	5,140
	36,474	36,523	60,643	60,652
Mortgage-backed securities and collateralized mortgage obligations	1,740	1,842	117,141	120,915
Total	$38,214	$38,365	$177,784	$181,567

At December 31, 2010 and 2009, $70.6 million and $92.0 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $107,000 and $0, respectively, for the year ended December 31, 2010, and $344,000 and $330,000, respectively, for the year ended December 31, 2009, were realized on sales and calls of available-for-sale investment securities.  Losses of $55,000 for the year ended December 31, 2010 were realized on sales of held-to-maturity investment securities.  The gross realized losses on held-to-maturity securities were on two corporate debt obligations that the Company identified in 2009 as impaired due to a downgrade by a credit rating agency to below investment grade.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$26,176	$338	$-	$-	$26,176	$338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Mortgage-backed securities	1,620	42	115	1	1,735	43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
Total	$51,907	$897	$3,479	$83	$55,386	$980

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$766	$16	$1,357	$107	$2,123	$123
Municipal debt obligations	846	36	-	-	846	36
SBA pools	-	-	2,278	39	2,278	39
Mortgage-backed securities	87	3	89	1	176	4
Collateralized mortgage obligations	1,263	12	1,975	1	3,238	13
Total	$2,962	$67	$5,699	$148	$8,661	$215

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259
Total	$2,346	$226	$228	$33	$2,574	$259

At December 31, 2009	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate debt obligations	$462	$7	$-	$-	$462	$7
Municipal debt obligations	1,306	85	391	8	1,697	93
Total	$1,768	$92	$391	$8	$2,159	$100

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

For the year ended December 31, 2010, the Company recorded additional other-than-temporary impairment of a held-to-maturity corporate debt obligation.  The Company recorded a loss of $150,000 as a charge against operating results.  The remaining amount of the corporate debt obligation was sold in 2010 at its written down book value.  There were no additional write-downs taken on the other-than-temporarily impaired mutual fund in 2010.

The following table (in thousands) summarized the cumulative credit related to other-than-temporary charges recognized as components of earnings for the year ended December 31, 2010:

Cumulative other-than-temporary charges at January 1, 2010	$1,126
Additional other-than-temporary charges taken for credit losses during 2010	150
Cumulative other-than-temporary charges at December 31, 2010	$1,276

For the year ended December 31, 2009, due to a decline in the fair value of the Company’s investment in a mutual fund, the Company identified the impairment of this available-for-sale security as other-than-temporary and recorded a loss of $100 thousand as a charge against operating results.  Also, for the year ended December 31, 2009, due to a downgrade by a credit rating agency to below investment grade, the Company identified the impairment of two held-to-maturity corporate debt obligations as other-than-temporary and recorded a loss of $815 thousand as a charge against operating results.  Also, for the year ended December 31, 2009, the Company identified the impairment of an available-for-sale corporate debt obligation as other-than-temporary and recorded the loss of $211 thousand as a charge against operating results.  The total other-than-temporary impairment taken in 2009 on debt securities was all related to credit losses.  Subsequent to December 31, 2009, the Company reduced its position in the corporate debt investment securities that the Company identified had other-than-temporary impairment.  The Company sold its position in one of the held-to-maturity corporate debt obligations at a pre-tax loss of $30,000 and the Company sold half its position in the other held-to-maturity corporate debt obligation at a pre-tax loss of $25,000.

At December 31, 2010, there were 38 securities in the less-than-twelve-months category and 14 securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 38 securities in the less-than-twelve month category for available-for-sale securities are (a) 17 U. S. government securities, fifteen of which have been in a loss position for one month and two were in a loss position for 2 and 3 months, respectively; (b) four corporate debt obligations, which were in a loss position for one month; (c) four municipal debt obligations, three of which were in a loss position for two months and one was in a loss position for three months; (d) one mortgage-backed security which was in a loss position for three months and (e) twelve collateralized mortgage securities, all of which were in a loss position for one month.  Included in the 14 securities in the twelve-months-or-more category are (a) one corporate debt obligation; (b) two municipal debt obligations; (c) nine SBA pools and (d) two mortgage-backed securities.  At December 31, 2010, there were four securities in the less-than-twelve month category for the held-to-maturity portfolio and one security in the twelve-months-or-more category.  All of the securities in these categories were municipal debt obligations.

As of December, 31, 2010 management believes that the estimated fair value of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell the investment securities prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2010 represents an other-than-temporary impairment.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31, 2010 and 2009 consist of the following:

	2010	2009
	(In thousands)
Mortgage loans:
One-to-four family	$140,244	$151,352
Multi-family	3,124	4,108
Commercial	114,242	97,075
Construction	5,944	14,093
Home equity loans and credit lines	35,373	37,892
Commercial loans	23,253	17,864
Consumer and other loans	1,783	2,223
	323,963	324,607
Deferred loan fees	(433)	(394)
Allowance for loan losses	(3,543)	(2,606)
	$319,987	$321,607

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans.  Our one- to four-family residential loans also include loans to businesses for a commercial purpose which are secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.  We have not originated or purchased any sub-prime or Alt-A loans.  We have not originated or purchased payment-option ARMs or negative amortizing loans.

In the normal course of business, the Bank has extended loans to executive officers, directors and principal stockholders, their immediate families and affiliated companies (commonly referred to as related parties) on the same terms including interest rates and collateral as those prevailing at the time for comparable transactions with others.  A summary of loan activity to related parties is as follows (in thousands):

Balance January 1, 2010	Transfers	Additions	Amounts Collected	Balance December 31, 2010
$5,121	($3,512)	$2,128	($233)	$3,504

Due to the resignation of a director, $3.5 million that was classified as an insider loan at December 31, 2009 was no longer classified as such at December 31, 2010.

The following is a summary of changes in the allowance for loan losses:

	2010	2009
	(In thousands)
Balance, beginning of year	$2,606	$2,105
Provision charged to operations	1,340	615
Charge-offs	(420)	(117)
Recoveries	17	3
Balance, end of year	$3,543	$2,606

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio.  See Note 2 for more information relating to the allowance for loan losses.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2010:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Mortgage loans:
One-to-four family	$131,773	$2,306	$6,165	$-	$140,244
Multi-family	3,124	-	-	-	3,124
Commercial	96,381	5,897	11,964	-	114,242
Construction	5,560	-	384	-	5,944
Home equity and credit lines	33,804	1,087	482	-	35,373
Commercial	22,919	46	288	-	23,253
Consumer	1,644	93	46	-	1,783
Total	$295,205	$9,429	$19,329	$-	$323,963

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.  An insignificant delay or shortfall in the amount of payments does not necessarily result in the loan being identified as impaired.  For this purpose, delays less than 90 days are generally considered to be insignificant.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Mortgage loans:
One-to-four family	$2,500	$2,500	$287	$627	$92
Multi-family	-	-	-	-	-
Commercial	5,431	5,431	698	1,361	303
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-

With no related allowance recorded:
Mortgage loans:
One-to-four family	$3,929	$3,929	$-	$1,370	$150
Multi-family	645	645	-	689	21
Commercial	11,957	11,957	-	6,232	561
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

Total
Mortgage loans:
One-to-four family	$6,429	$6,429	$287	$1,997	$242
Multi-family	645	645	-	689	21
Commercial	17,388	17,388	698	7,593	864
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

At December 31, 2009, information regarding impaired loans was as follows:

(In thousands)	2009

Loans individually evaluated for impairment with an allowance	$279
Loans individually evaluated for impairment with no allowance	758
Total	$1,037

Average impaired loan balance	$390

Allowance on impaired loans	$107

Interest income recognized on impaired loans	$40

The following table summarizes our recorded investment in loans receivable as of December 31, 2010:

(In thousands)	Individually evaluated for Impairment	Collectively evaluated for impairment	Total
Mortgage loans:
One-to-four family	$6,429	$133,815	$140,244
Multi-family	645	2,479	3,124
Commercial	17,388	96,854	114,242
Construction	1,753	4,191	5,944
Home equity and credit lines	106	35,267	35,373
Commercial	288	22,965	23.253
Consumer	40	1,743	1,783
Total	$26,649	$297,314	$323,963

The following table summarizes the distribution of our allowance for loan losses in relation to our recorded investment in loans receivable as of December 31, 2010:

(In thousands)	Allowance Allocated to Loans Individually evaluated for Impairment	Allowance Allocated to Loans Collectively evaluated for impairment	Total Allowance for Loan Losses	Total Loans Receivable
Mortgage loans:
One-to-four family	$287	$293	$580	$140,244
Multi-family	-	27	27	3,124
Commercial	698	1,102	1,800	114,242
Construction	-	65	65	5,944
Home equity and credit lines	-	35	35	35,373
Commercial	-	406	406	23,253
Consumer	-	130	130	1,783
Unallocated	-	500	500	-
Total	$985	$2,558	$3,543	$323,963

Loans are charged off when the loan is deemed uncollectible.  Loans that are not charged off are placed on non-accrual status when collection of principal or interest is considered doubtful.  Loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2010:

(In thousands)	2010
Mortgage loans:
One-to-four family	$5,574
Multi-family	-
Commercial	4,337
Construction	384
Home equity and credit lines	106
Commercial	288
Consumer	31
Total	10,720

Nonaccrual loans amounted to approximately $5.3 million at December 31, 2009.  The Bank had no loan balances past due 90 days or more and still accruing interest at December 31, 2010 and 2009, respectively.  At December 31, 2010, all nonaccrual loans were individually evaluated for impairment and at December 31, 2009 nonaccrual commercial and construction loans were individually evaluated for impairment whereas all other nonaccrual loans were collectively evaluated for impairment.

At December 31, 2010, the Bank had 15 loans totaling $15.9 million that were considered troubled debt restructurings and classified as impaired.  Eleven of the loans are commercial real estate, construction and multi-family loans with an outstanding balance of $15.1 million, three of the loans are one-to four- family loans with an outstanding balance of $855,000 and one of the loans is a consumer loan.  $15.6 million of the troubled debt restructurings (comprised of $15.1 million in commercial real estate, construction, and multi-family loans and a $573 thousand one-to-four family loan) were performing at their time of restructure, and continue to perform in accordance with their modified terms at December 31, 2010. $291 thousand of the troubled debt restructurings (comprised of $282 thousand in one-to-four family loans and a $9 thousand consumer loan) were on non-accrual at their time of restructure. As of December 31, 2010, such loans are performing in accordance with their modified terms and have been placed on accrual status, as they have performed in accordance with their modified terms for a reasonable period of time.

At December 31, 2009, the Bank had nine loans totaling $4.8 million that were considered troubled debt restructurings.  Four of the loans were commercial real estate, construction and multi-family loans with an outstanding balance of $4.1 million, three of the loans were one-to-four family loans with an outstanding balance of $711,000 and two of the loans were consumer loans.

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The follow table presents the classes of the loan portfolio summarized by the past due status at December 31, 2010:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	3,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and credit lines	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304.619	$323,963	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2010 and 2009 are summarized by major classification as follows:

	Estimated Useful Life in Years	2010	2009
		(In thousands)

Land	Indefinite	$4,128	$4,105
Buildings	25	8,325	8,302
Furniture, Fixtures and equipment	3 – 7	3,210	3,126
		15,663	15,533
Accumulated depreciation		(4,727)	(4,146)
		$10,936	$11,387

The Company has spent $361 thousand for the acquisition of land in the Borough of Buena in Atlantic County, New Jersey, $792 thousand for the acquisition of land in Millville, Cumberland County, New Jersey and $1.3 million for the acquisition of land in Harrison Township, Gloucester County, New Jersey as possible branch locations.  The cost of the land for all of the above properties is included in the Land total.  As the Company is in the early stages of planning, we cannot determine completion dates or estimated costs to complete.

NOTE 7 - DEPOSITS

Deposits at December 31, 2010 and 2009 consist of the following major classifications (dollars in thousands):

	2010		2009
	Amount	Average Rate	Amount	Average Rate

Certificates of deposit:
0.00% - 2.00%	$66,617	1.28%	$58,082	1.25%
2.01% - 4.00%	77,939	2.50	87,718	2.74
4.01% - 6.00%	25,037	4.79	60,928	4.75
Total certificates of deposit	169,593	2.36	206,728	2.91

Non-interest bearing demand	20,279	-	21,111	-
NOW	115,514	0.89	98,810	0.85
Super NOW	34,182	1.16	19,755	1.47
Savings	106,367	1.52	90,957	2.63
Money market deposit	66,901	1.24	63,005	1.63
	$512,836	1.54%	$500,366	2.11%

A summary of certificates of deposit by maturity at December 31, 2010 is as follows (in thousands):

2011	$113,177
2012	24,304
2013	8,016
2014	5,597
2015	12,601
Thereafter	5,898
$169,593

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $68.9 million and $98.7 million at December 31, 2010 and 2009, respectively.  Included in the certificate of deposit balances at December 31, 2010 are brokered certificates of deposit in the amount of $5.9 million at a weighted average rate of 5.32%, all of which mature in 2011.

A summary of interest expense on deposits for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
NOW and Super NOW	$1,360	$799
Savings	1,713	2,241
Money market demand	952	1,123
Certificates of deposit	4,785	8,245
	$8,810	$12,408

At December 31, 2010 and 2009, the Company held deposits for related parties of approximately $4.4 million and $4.8 million, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (FHLB) borrowings at December 31 are as follows:

Maturity	Interest Rate	2010	2009
		(In thousands)
January 4, 2010	0.32%	$-	$5,300
June 3, 2010	0.59%	-	2,000
June 23, 2010	3.88%	-	3,000
October 18, 2010	4.70%	-	4,000
April 20, 2011	1.22%	2,000	2,000
June 23, 2011	4.31%	3,000	3,000
October 22, 2012	2.12%	2,000	2,000
		$7,000	$21,300

At December 31, 2010, the Bank had a borrowing capacity of 30% of assets or $177.1 million available from the FHLB of New York, of which $7.0 million was outstanding.  In June 2009, the Bank paid off a long-term FHLB advance with a rate of 5.57% and a maturity of 2021.  The Bank incurred a prepayment penalty in the amount of $459,000 which was recorded in non-interest expense.

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2010 and 2009, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax provision consists of the following for the years ended December 31:

	2010	2009
	(In thousands)
Current:
Federal	$1,891	$1,240
State	-	-
Total current	$1,891	$1,240

Deferred	(198)	(848)
Total	$1,693	$392

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31 is as follows (dollars in thousands):

	2010			2009
	Amount	% of Pretax Income		Amount	% of Pretax Income
Federal income tax at statutory rate	$1,891	34.0%		$623	34.0%
State tax, net of federal benefit	(11)	(3.6	) %	(108)	(5.9	) %
Tax exempt income	(226)	(3.4	) %	(244)	(13.3	) %
Life insurance income	(56)	(1.0	) %	(35)	(1.9	) %
Other	95	4.4%		156	8.5%
Total	$1,693	30.4%		$392	21.4%

The components of the net deferred tax asset are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Deferred loan fees	$173	$158
Allowance for loan losses	1,415	1,407
Securities impairment	125	299
State net operating loss carryforwards	629	662
Capital loss carryforwards	557	380
Stock-based compensation	337	277
Nonaccrual interest adjustment	150	61
Prepaid expenses	7	-
Bonus accrual	43	-
Total deferred tax assets	3,436	3,244

Valuation allowance	(579)	(585)

Deferred tax liabilities:
Depreciation	(16)	(16)
Net unrealized gain on securities available for sale	(1,330)	(1,733)
Total deferred tax liabilities	(1,346)	(1,749)
Net Deferred Tax Asset	$1,511	$910

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The Company has New Jersey state net operating loss carryforwards of approximately $10.6 million beginning to expire in 2014.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.  At December 31, 2010, the Company recorded a valuation allowance of approximately $489,000 as the realization of the state net operating losses may not realizable should the Company not generate sufficient state taxable income at respective subsidiaries prior to their expiration.

The Company also has federal and state capital loss carryforwards of approximately $1.4 million and $1.5 million, respectively.  Federal and state capital losses may be carried back three years and carried forward five succeeding years.  At December 31, 2010, the Company has recorded a full valuation allowance of $89,000 for the state portion of the capital loss carryforwards.

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing one year of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan with the Bank matching fifty percent of the first six percent or a maximum of three percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2010 and 2009 were $83 thousand and $74 thousand, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan.  In 2005, the ESOP trust acquired 156,399 (as adjusted) shares of common stock in the initial public offering using proceeds of a loan from the Company.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years.  The loan is secured by the shares of the stock purchased.

In 2010, the ESOP acquired an additional 91,800 shares of the Company’s common stock with a loan from the Company in the amount of $918,000, at a price of $10.00 per share.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 4.25% with principal and interest payable annually in equal installments over 10 years.  The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from the collateral account and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $196 thousand and $84 thousand for the years ended December 31, 2010 and 2009, respectively.  The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	December 31,
	2010	2009
Shares released for allocation	74,614	54,529
Unreleased shares	173,585	101,870
Total ESOP shares	248,199	156,399
Fair value of unreleased shares	$2,117,737	$786,867

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION

Under the 2006 Stock-Based Incentive Plan (the “2006 Plan”), the Company may grant options to purchase up to 208,247 shares (as adjusted) of Company stock and may grant up to 83,300 shares (as adjusted) of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 208,247 shares (as adjusted) of common stock for issuance upon the exercise of options granted under the 2006 Plan.  No grants may be made more than ten years after adoption of the plan.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the Incentive Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At December 31, 2010, there are 31,915 shares (as adjusted) available for option grants under the 2006 Plan.  On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vest 20% annually beginning October 19, 2007.  During the years ended December 31, 2010 and 2009, $216 thousand and $222 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  The tax benefits recognized related to such stock-based compensation was $73 thousand and $75 thousand for the years ended December 31, 2010 and 2009.  At December 31, 2010, there was $180 thousand of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 0.75 years.

	Number of shares (as adjusted)	Weighted Average Grant Date Fair Value (as adjusted)
Restricted stock, beginning of year	33,319	$13.27
Granted	-	-
Forfeited	-	-
Vested	15,012	13.27
Restricted stock, end of year	18,307	$13.27

On October 19, 2006, options to purchase 184,660 shares (as adjusted) of common stock at $13.27 per share (as adjusted) were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  The following is a summary of the Company’s stock option activity for the years ended December 31, 2010 and 2009:

	Options (as adjusted)	Weighted Average Exercise Price (as adjusted)
Outstanding at January 1, 2010	184,660	$13.27
Granted	-	-
Exercised	-	-
Forfeitures	8,328	13.27
Outstanding at December 31, 2010	176,332	$13.27
Exercisable at December 31, 2010	143,571	$13.27

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (CONTINUED)

	Options (as adjusted)	Weighted Average Exercise Price (as adjusted)
Outstanding at January 1, 2009	184,660	$13.27
Granted	-	-
Exercised	-	-
Forfeitures	-	13.27
Outstanding at December 31, 2009	184,660	$13.27
Exercisable at December 31, 2009	110,797	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $4.03 per option (as adjusted).  Weighted average contractual term of options outstanding and exercisable were 5.75 years at December 31, 2010, and 6.75 years at December 31, 2009.  The options outstanding had no aggregate intrinsic value at December 31, 2010 and 2009, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2010 and 2009 was $144 thousand and $148 thousand, respectively, with a related tax benefit of $49 thousand and $51 thousand, respectively.  No options were granted in 2010 or 2009.  As of December 31, 2010, there was approximately $123 thousand of unrecognized compensation cost.    The cost will be recognized on a graded vesting method over a period of 0.75 years.

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009
	(In thousands)
Commitments to grant loans	$8,446	$13,365
Unfunded commitments under lines of credit	19,904	21,078
Standby letters of credit	2,546	4,429
	$30,896	$38,872

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but generally includes residential or commercial real estate.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

Unfunded commitments under lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes residential or commercial real estate.  The overdraft protection lines and the commercial unsecured lines of credit total approximately $2.5 million and usually do not contain specified maturity dates and may not be drawn upon to the extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability at December 31, 2010 and 2009 for guarantees under letters of credit is not material.

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2010:
Tangible Capital (to Adjusted Tangible Assets)	$60,859	10.44%	$ ≥8,744	≥1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	60,859	10.44%	≥23,317	≥4.00%	$ ≥29,147	≥5.00%
Tier 1 Capital (to Risk-Weighted Assets)	60,859	17.64%	N/A	N/A	≥20,697	≥6.00%
Total Capital (to Risk-Weighted Assets)	63,444	18.39%	≥27,595	≥8.00%	≥34,493	≥10.00%

As of December 31, 2009:
Tangible Capital (to Adjusted Tangible Assets)	$40,398	7.17%	$ ≥8,450	≥1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	40,398	7.17%	≥22,533	≥4.00%	$ ≥28,166	≥5.00%
Tier 1 Capital (to Risk-Weighted Assets)	40,398	11.94%	N/A	N/A	≥20,307	≥6.00%
Total Capital (to Risk-Weighted Assets)	42,645	12.60%	≥27,076	≥8.00%	≥33,845	≥10.00%

Office of Thrift Supervision regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Total equity capital	$63,312	$43,636
Less:
Net unrealized gain on available-for-sale securities	2,453	3,238
Tier I Capital	$60,859	$40,398

Allowance for loan losses includable in Tier 2 capital	2,559	2,218
Unrealized gains on available-for-sale mutual funds (equity securities)	26	29
Total risk-based capital	$63,444	$42,645

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Company’s assets and liabilities; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all assets and liabilities, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these assets and liabilities subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

FASB ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$42,439	$-	$42,439	$-
Corporate debt obligations	9,912	-	9,912	-
Mutual funds	901	901	-	-
Municipal debt obligations	4,154	-	4,154	-
SBA pools	3,246	-	3,246	-
Mortgage-backed securities	64,483	-	64,483	-
Collateralized mortgage obligations	56,432	-	56,432	-
Securities available-for-sale	$181,567	$901	$180,666	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$29,142	$-	$29,142	$-
Corporate debt obligations	10,672	-	10,672	-
Mutual funds	1,625	1,625	-	-
Municipal debt obligations	2,830	-	2,830	-
SBA pools	5,221	-	5,221	-
Mortgage-backed securities	88,000	-	88,000	-
Collateralized mortgage obligations	28,888	-	28,888	-
Securities available-for-sale	$166,378	$1,625	$164,753	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2009 are as follows (dollars in thousands):

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,946	$-	$-	$6,946
Real estate owned	$276	$-	$-	$276

	December 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$172	$-	$-	$172

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at December 31, 2010 and 2009:

Cash and Amounts Due From Banks (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and amounts due from banks approximate those assets’ fair values.

Investment Securities

The fair value of investment securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Loans Available for Sale (Carried at Lower of Cost or Fair Value)

The fair value of loans available for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exits, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2010 the fair value consists of the loan balances of $7.9 million with specific valuation allowances of $985,000.

Real Estate Owned

Real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, real estate owned assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of FHLB of New York stock approximates fair value, and considers the limited marketability of such security.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair value.

Deposits (Carried at Cost)

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these instruments is not material.

The estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$20,726	$20,726	$15,882	$15,882
Investment securities available-for-sale	181,567	181,567	166,378	166,378
Investment securities held-to-maturity	38,214	38,365	41,032	41,395
Federal Home Loan Bank stock	1,120	1,120	1,731	1,731
Loans receivable, net	319,987	340,423	321,607	334,147
Loans available for sale	659	659	-	-
Accrued interest receivable	2,025	2,025	2,272	2,272

Liabilities:
Deposits	512,836	517,364	500,366	505,687
Federal Home Loan Bank short-term borrowings	-	-	7,300	7,300
Federal Home Loan Bank long-term borrowings	7,000	7,168	14,000	14,237
Accrued interest payable	75	75	168	168

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
ASSETS	(In thousands)

Cash and cash equivalents	$3,925	$435
Equity investment in Colonial Bank, FSB	63,313	43,640
Loan receivable – ESOP	1,923	1,198
Other assets	251	244

Total Assets	$69,412	$45,517
STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$69,412	$45,517

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009
	(In thousands)
Interest income	$90	$78
Equity in earnings of Colonial Bank, FSB	4,211	1,789
Total income	4,301	1,867

General, administrative and other expenses	431	427

Net income	$3,870	$1,440

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$3,870	$1,440
Share-based compensation expense	360	370
Equity in undistributed earnings Colonial Bank, FSB	(4,211)	(1,789)
Increase in cash from ESOP loan repayment	192	94
Increase in other assets	(7)	(4)

Net cash from operating activities	204	111

Cash flows from financing activities:
Acquisition of treasury stock	-	(37)
Net proceeds from sale of stock	3,286	-

Net cash (used in) financing activities	3,286	(37)

Net increase (decrease) in cash and cash equivalents	3,490	74

Cash and cash equivalents at beginning of period	435	361

Cash and cash equivalents at end of period	$3,925	$435

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,		March 31,
	(Dollars in thousands, except per share data)
2010
Total interest income	$6,282	$6,539	$6,695		$6,776
Total interest expense	2,088	2,279	2,372		2,477
Net interest income	4,194	4,260	4,323		4,299
Provision for loan losses	809	29	42		460
Net interest income after provision for loan losses	3,385	4,231	4,281		3,839
Total non-interest income	488	340	456		290
Total non-interest expense	3,102	2,959	2,864		2,822
Income before income taxes	771	1,612	1,873		1,307
Income taxes	198	506	629		360
Net income	$573	$1,106	$1,244		$947
Basic earnings per share	$0.14	$0.28	$0.31	*	$0.24	*
Diluted earnings per share	$0.14	$0.28	$0.31	*	$0.24	*

Three Months Ended:	December 31,		September 30,		June 30,		March 31,
	(Dollars in thousands, except per share data)
2009
Total interest income	$6,916		$6,819		$6,791		$6,829
Total interest expense	3,037		3,347		3,523		3,607
Net interest income	3,879		3,472		3,268		3,222
Provision for loan losses	320		100		-		195
Net interest income after provision for loan losses	3,559		3,372		3,268		3,027
Total non-interest income	(154)		(211)		256		376
Total non-interest expense	2,825		2,751		3,289		2,796
Income before income taxes	580		410		235		607
Income taxes	118		80		30		164
Net income	$462		$330		$205		$443
Basic earnings per share (as adjusted)	$0.12	*	$0.08	*	$0.05	*	$0.11	*
Diluted earnings per share (as adjusted)	$0.12	*	$0.08	*	$0.05	*	$0.11	*

*Earnings per share have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)	Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Colonial Financial Services, Inc. has adopted a Code of Ethics that applies to Colonial Financial Services’ principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.  A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Financial Services, Inc., 2745 S. Delsea Drive, Vineland, NJ 08360.

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2010 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	256,360	$13.27	35,185
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	256,360	$13.27	35,185

(b)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Certain Relationships and Related Transactions” of the Proxy Statement.

ITEM 14.               Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (11)
3.2	Bylaws of Colonial Financial Services, Inc. (11)
3.3	Articles of Amendment to Articles of Incorporation (11)
4	Form of Common Stock Certificate (11)
10.1	[reserved]
10.2	Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan (1)
10.3	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) (2)
10.4	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Employees) (2)
10.5	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) (2)
10.6	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) (2)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka (3)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III (4)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan (5)
10.10	Amended and Restated Employment Agreement with Edward J. Geletka (6)
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III (7)
10.12	Amended and Restated Employment Agreement with William F. Whelan (8)
10.13	Bonus Plan, including amendments (9)
10.14	Colonial Bank, FSB Director Retirement Plan
10.15	Colonial Bank, FSB 2011 Director Deferred Fee Plan
10.16	Colonial Bank, FSB Group Term Replacement Plan
10.17	Colonial Bank, FSB Director Supplemental Life Insurance Plan
10.18	Colonial Bank, FSB 2011 Executive Retirement Incentive Plan
14	Code of Ethics
21	Subsidiaries of Registrant (10)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Definitive Proxy Statement for the Annual Meeting of Stockholders of Colonial Bankshares held July 20, 2006 (File no. 000-51385), filed with the Securities and Exchange Commission on June 15, 2006.

(2)	Incorporated by reference to the Current Report on Form 8-K of Colonial Financial Services, Inc. (File no. 000-51385), filed with the Securities and Exchange Commission on October 23, 2006.
(3)
Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(4)
Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(5)
Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on November 14, 2006.

(6)
Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(7)
Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(8)
Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(9)
Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 of Colonial Bankshares (File no. 000-51385), filed with the Securities and Exchange Commission on March 31, 2009.

(10)	Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-165532), as initially filed March 17, 2010, and as amended on April 28, 2010 and May 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.

Date: March 30, 2011	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011
Edward J. Geletka

/s/ L. Joseph Stella, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2011
L. Joseph Stella, III

/s/ Albert A. Fralinger, Jr.	Chairman of the Board	March 30, 2011
Albert A. Fralinger, Jr.

/s/ Gregory J. Facemyer	Vice Chairman of the Board	March 30, 2011
Gregory J. Facemyer

/s/ John Fitzpatrick	Director	March 30, 2011
John Fitzpatrick

/s/ Frank M. Hankins, Jr.	Director	March 30, 2011
Frank M. Hankins, Jr.

/s/ Hugh J. McCaffery	Director	March 30, 2011
Hugh J. McCaffery

/s/ Paul J. Ritter, III	Director	March 30, 2011
Paul J. Ritter, III