Form 10-K/A
period 2010-12-31
Colonial Financial Services, Inc.
filed 2011-04-28
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Board of Directors is comprised of seven members.  Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually.  Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The table below sets forth certain information, as of March 25, 2011, regarding the current members of our Board of Directors and executive officers who are not directors, including the terms of office of board members.  Except as indicated herein, there are no arrangements or understandings between any of directors and any other person pursuant to which individuals were selected.

Name	Position(s) Held With Colonial Financial Services, Inc.	Age	Director Since (1)	Current Term Expires	Shares Beneficially Owned		Percent of Class

DIRECTORS
Albert A. Fralinger, Jr.	Chairman of the Board	78	1971	2011	70,692	(2)	1.7%
John Fitzpatrick, CPA	Director	48	2005	2011	15,700	(3)	*
Gregory J. Facemyer, CPA	Vice Chairman of the Board	55	1994	2012	49,375	(4)	1.2%
Frank M. Hankins, Jr.	Director	93	1947	2012	62,949	(5)	1.5%
Edward J. Geletka	President, Chief Executive Officer and Director	49	2001	2013	81,048	(6)	1.9%
Hugh J. McCaffrey	Director	53	2010	2013	8,573	(7)	*
Paul J. Ritter, III	Director	50	2010	2013	5,805	(8)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

L. Joseph Stella, III	Executive Vice President and Chief Financial Officer	53	N/A	N/A	43,091	(9)	1.0%
William F. Whelan	Executive Vice President and Chief Operations Officer	58	N/A	N/A	22,494	(10)	*
Richard W. Dapp	Senior Vice President and Chief Credit Officer	56	N/A	N/A	38,442	(11)	*

All Directors and Executive Officers as a Group (10 persons)					398,169		9.5%

*	Less than 1%.
(1)	Includes service with Colonial Bank, FSB and Colonial Financial Services, Inc.
(2)
Includes 9,399 shares held by Mr. Fralinger’s spouse, 817 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 8,330 shares.

(3)	Includes 817 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which Mr. Fitzpatrick has voting but not dispositive power and exercisable options to purchase 8,330 shares.
(4)
Includes 9,399 shares held in Mr. Facemyer’s profit sharing plan, 817 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 8,330 shares.

(5)
Includes 14,427 shares held in trust for Mr. Hankins’ children, 817 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 8,330 shares.

(6)
Includes 13,580 shares held in Mr. Geletka’s account in Colonial Bank, FSB’s 401(k) Plan, 5,522 shares allocated to Mr. Geletka under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2010, 3,002 shares held by Mr. Geletka’s spouse, 3,195 unvested shares awarded under the Company’s 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 33,460 shares.

(7)	Includes 1,634 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which Mr. McCaffrey has voting but not dispositive power.
(8)	Includes 469 shares held by Mr. Ritter’s spouse and 1,634 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power.
(9)
Includes 13,650 shares held in Mr. Stella’s account in Colonial Bank, FSB’s 401(k) plan, 4,065 shares allocated to Mr. Stella under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2010, 845 shares held jointly with Mr. Stella’s spouse, 1,597 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 16,541 shares.

(10)
Includes 4,703 shares held in Mr. Whelan’s account in Colonial Bank, FSB’s 401(k) plan, 2,849 shares allocated to Mr. Whelan under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2010, 1,127 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 9,022 shares.

(11)
Includes 5,420 shares held in Mr. Dapp’s account in Colonial Bank, FSB’s 401(k) plan, 2,593 shares allocated to Mr. Dapp under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2010, 1,127 unvested shares awarded under our 2006 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 9,022 shares.

The biographies of each of the nominees, continuing board members and executive officers are set forth below.  With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director.  Each director is also a director of Colonial Bank, FSB.

Directors

Albert A. Fralinger, Jr. is the Chairman and Chief Financial Officer of Fralinger Engineering, a civil engineering firm that he founded in 1960.  Mr. Fralinger has more than 40 years of experience as chief executive of his own company, and his experience as a civil engineer assists Colonial Bank, FSB in decision-making related to branch establishment and construction.  He has served as Chairman on various boards including the Delaware River and Bay Authority and the South Jersey Regional Health System.  Mr. Fralinger has lived in the community in which Colonial Bank, FSB operates for over 60 years.  Mr. Fralinger is being nominated for a three-year term that expires in 2014.

Gregory J. Facemyer, CPA, has been a self-employed certified public accountant since 1980.  Mr. Facemyer is a Township Committeeman in Hopewell Township, and has lived in the community in which Colonial Bank, FSB operates for over 50 years.  Mr. Facemyer’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.  Mr. Facemyer has a three-year term that expires in 2012.

Edward J. Geletka has served as the President and Chief Executive Officer of Colonial Bank, FSB since 2000, and has been employed by Colonial Bank, FSB in a variety of positions since 1987.  Mr. Geletka has over 30 years of banking experience.  During his tenure as President and Chief Executive Officer, Colonial Bank, FSB has grown in assets from $125 million at December 31, 1999, to over $568 million at December 31, 2009.  Mr. Geletka’s direct experience in managing the operations and employees of Colonial Bank, FSB provides the board of directors with insight into our operations, and his position on the board of directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.   Mr. Geletka has lived in the community in which Colonial Bank, FSB operates for over 45 years.  Mr. Geletka has a three-year term that expires in 2013.

Frank M. Hankins, Jr. is the retired Chairman of H. H. Hankins & Brothers Lumber in Bridgeton, New Jersey.  Mr. Hankins has over 50 years of experience as chief executive of his own company, and has lived in the community in which Colonial Bank, FSB operates for more than 75 years.  Mr. Hankins has a three-year term that expires in 2012.

John Fitzpatrick, CPA, is the President of Premier Accounting Services, of Pitman, New Jersey, formerly called Fitzpatrick & McIlvaine, CPAs PC, which he founded in 1992.  Mr. Fitzpatrick’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.   Mr. Fitzpatrick has lived in the community in which Colonial Bank, FSB operates for over 40 years.  Mr. Fitzpatrick is being nominated for a three-year term that expires in 2014.

Hugh J. McCaffrey is the sole owner of Southern New Jersey Steel Company, a steel contracting company serving New Jersey, Pennsylvania and Delaware.  Mr. McCaffrey has held a principal position in Southern New Jersey Steel Company since 1992.  Mr. McCaffrey’s current position provides the board of directors with insight into construction trends and economic developments affecting the State of New Jersey and the communities in which we operate, as well as in-depth knowledge related to labor and compensation issues.  Mr. McCaffrey has a three-year term that expires in 2013.

Paul J. Ritter, III is the President and Chief Executive Officer of Cumberland Insurance Group, a property and casualty insurance company serving New Jersey, Pennsylvania, Maryland and Delaware.  Mr. Ritter has been employed by Cumberland Insurance Group since 1999.  From 1991 to 1999, Mr. Ritter was employed by Farmers and Merchants National Bank, located in Bridgeton, New Jersey, serving as Senior Vice President, Chief Financial Officer and Corporate Secretary.  Mr. Ritter was also as Treasurer of Southern Jersey Bancorp of Delaware, Inc., the holding company for Farmers and Merchants National Bank.  Mr. Ritter is also an attorney, who was in private practice from 1988 to 1991.  Mr. Ritter’s experience as a chief executive officer and chief financial officer, both with an insurance company and a financial institution, provides the board of directors with in-depth knowledge related to financial reporting, budgeting and strategic planning, risk management, managing investment portfolios and regulatory examination and reporting.  Mr. Ritter has a three-year term that expires in 2013.

Executive Officers Who are Not Directors

L. Joseph Stella, III, CPA has served as Executive Vice President and Chief Financial Officer of Colonial Bank, FSB since March 1999.

William F. Whelan was appointed Executive Vice President and Operations Officer in January 2007.  He was appointed Senior Vice President of Colonial Bank, FSB in July 2005.  Mr. Whelan was previously the Chief Executive Officer of St. Joseph’s Carpenter Society, a charitable organization that constructs housing units, and worked for that organization from 2001 until 2005.  From 1974 until 2001, Mr. Whelan worked for financial institutions in numerous positions.  Mr. Whelan has served as a Cumberland County Freeholder since 2008.

Richard W. Dapp has served as Senior Vice President and Chief Credit Officer of Colonial Bank, FSB since July 2004.  From November 2003 to July 2004, Mr. Dapp served as Vice President/Chief Commercial Lending Officer for Franklin Savings Bank, Pilesgrove, New Jersey.  From June 2001 to November 2002, Mr. Dapp served as Cumberland County Regional Vice President for Commerce Bank, NA, Vineland, New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended December 31, 2010, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Colonial Financial Services, Inc. has adopted a Code of Ethics that applies to Colonial Financial Services’ principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics has been filed as an exhibit the Annual Report on Form 10-K as previously filed with the Securities and Exchange Comission.  A copy of the Code will be furnished without charge upon written request to the Secretary, Colonial Financial Services, Inc., 2745 S. Delsea Drive, Vineland, NJ 08360.

Stockholder Recommendations for Director Nominees

There have been no material changes to the procedures by which stockholders can recommend director nominees since the procedures were previously disclosed in the proxy statement for our 2010 annual meeting of stockholders.

Audit Committee

The Audit Committee is comprised of Directors Facemyer (who serves as Chairman), Fitzpatrick, Hankins and Ritter.  The Board of Directors has determined that each of Messrs. Facemyer and Fitzpatrick qualifies as an “audit committee financial expert.”  Each member of the Audit Committee is “independent” in accordance with the listing standards of the Nasdaq Stock Market.

ITEM 11.	Executive Compensation

Executive Compensation

The following table sets forth for the years ended December 31, 2010 and 2009 certain information as to the total remuneration paid by us to Mr. Geletka, who serves as President and Chief Executive Officer, and the two most highly compensated executive officers of Colonial Bank, FSB other than Mr. Geletka (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)
Edward J. Geletka President, Chief Executive Officer and Director	2010	200,100	19,810	—	—	31,830	251,740
	2009	196,500	19,581	—	—	21,916	237,997

L. Joseph Stella, III Executive Vice President and Chief Financial Officer	2010	135,044	14,026	—	—	18,366	167,436
	2009	136,228	13,575	—	—	11,768	161,571

William F. Whelan Executive Vice President and Chief Operations Officer	2010	126,551	12,017	—	—	18,108	156,676
	2009	127,660	12,831	—	—	11,456	151,947

(1)
For 2010, includes: employer matching contributions of $6,187, $4,168 and $3,913 allocated to the accounts of Messrs. Geletka, Stella and Whelan, respectively, under the Colonial Bank, FSB 401(k) plan; the fair market value at December 31, 2010 of the shares of common stock allocated pursuant to the Colonial Bank, FSB employee stock ownership plan in 2010, representing $15,665, $9,808 and $9,906 for each of Messrs. Geletka, Stella and Whelan, respectively; unused sick pay in the amount of $6,154, $4,155 and $3,894 paid to Messrs. Geletka, Stella and Whelan, respectively; and life insurance premiums in the amount of $180, $235 and $395 paid on behalf of Messrs. Geletka, Stella and Whelan, respectively.  Also includes an automobile allowance of $3,644 for Mr. Geletka.

 Salary for the Named Executive Officers is paid pursuant to Employment Agreements, which are discussed below under “—Employment Agreements.”  Amounts included in the “Bonus” column are discretionary bonuses, which are discussed below under “—Bonuses.”

Employment Agreements.  In December 2008, Colonial Bank, FSB entered into amended and restated employment agreements with Edward J. Geletka, L. Joseph Stella, III, and William F. Whelan.  The agreement for Mr. Geletka has an initial term of three years and the agreements for Messrs. Stella and Whelan each have an initial term of two years.  Unless notice of non-renewal is provided, the agreements renew annually.  The agreements provide for the payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased.  Under the agreements, the current base salaries for Messrs. Geletka, Stella and Whelan are $206,000, $136,394 and $127,817, respectively.  In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, participation in other employee pension benefit and fringe benefit plans applicable to executive employees that may not be adversely changed without approval of the executive, and reimbursement of business expenses, including fees for memberships in clubs and organizations.  Mr. Geletka’s agreement provides for the use of an automobile and reimbursement of expenses associated with the use of such automobile.  Each executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

The executives are entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including in the event the executive’s employment is terminated for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following:

(1)	the failure to elect or reelect or to appoint or reappoint the executive to his executive position;

(2)	a material change in the executive’s functions, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance or scope;

(3)	the liquidation or dissolution of Colonial Financial Services, Inc. or Colonial Bank, FSB;

(4)
a material reduction in the executive’s base salary or a relocation of the executive’s principal place of employment by more than 25 miles from its location as of the date of the employment agreement; or

(5)           a material breach of the employment agreement by Colonial Bank, FSB.

The executives will also be entitled to severance payments and benefits in the event of the executive’s involuntary termination following a change in control of Colonial Financial Services, Inc. or Colonial Bank, FSB or the executive’s resignation from employment following a change in control.  These severance payments will be equal to, for Mr. Geletka, three times the sum of his base salary and the highest rate of bonus awarded to the him during the prior three years, payable in a lump sum, and, for Messrs. Stella and Whelan, two times the sum of the base salary and highest rate of bonus awarded during the prior three years, payable in a lump sum.  In addition, Colonial Bank, FSB will continue to provide life, medical, dental and disability coverage for 36 months after termination of the agreement for Mr. Geletka, and coverage for 24 months after termination of the agreement for Messrs. Stella and Whelan.

Upon termination of the executive’s employment for which severance payments are due, other than in connection with a change in control, the executive agrees not to compete with Colonial Financial Services, Inc. or Colonial Bank, FSB, for one year following termination of employment, within 25 miles of any existing branch of Colonial Bank, FSB or within 25 miles of any office for which Colonial Bank, FSB or a subsidiary has filed an application for regulatory approval. Should the executive become disabled, the executive would be entitled to benefits provided under any disability program sponsored by Colonial Financial Services, Inc. or Colonial Bank, FSB.  To the extent such benefits are less than the executive’s base salary, Colonial Bank, FSB would continue to pay the difference between the benefits provided under any disability program sponsored by Colonial Bank, FSB or Colonial Financial Services, Inc. and the executive’s base salary for a period of one year, and would continue to provide life, medical and dental coverage for the remaining term of the agreement or one year, whichever is longer.  In the event the executive dies while employed by Colonial Bank, FSB, the executive’s beneficiary, personal representatives or estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for two years after Mr. Geletka’s death, and one year after Mr. Stella’s or Mr. Whelan’s death.

Upon termination of the employment agreement upon retirement (as defined therein), the executive would only be entitled to benefits under any retirement plan of Colonial Bank, FSB and other plans to which the executive is a party.  The employment agreements also provide that in the event termination payments would include an “excess parachute payment” under Section 280G of the Internal Revenue Code, such benefits would be reduced to the extent necessary to avoid any such “excess parachute payment.”

Bonuses.  For the year ended December 31, 2010, we paid discretionary bonuses to our officers, including our Named Executive Officers.  Our Named Executive Officers received bonuses equal to approximately 9.9% of their base salaries.  During the first quarter of 2011, the Compensation Committee reviewed numerous performance factors, such as earnings per share, returns on average assets and average equity, credit quality, efficiency ratio, regulatory ratings, deposit growth, loan growth and asset growth, and management factors, such as teamwork, leadership and productivity, in determining to pay bonuses for the year ended December 31, 2010.

2011 Executive Retirement Incentive Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB 2011 Executive Retirement Incentive Plan, effective as of January 1, 2011 to provide supplemental retirement income to eligible participants.  Under the plan, participants receive annual incentive awards of deferred compensation based on the satisfaction of certain pre-determined goals set by the Board of Directors of Colonial Bank, FSB.  Eligibility to participate in the plan is limited to executive officers who are selected by the Board of Directors and who complete a participation agreement indicating the manner in which any benefit payable under the plan will be paid.  An executive must have 20 years of service with Colonial Bank, FSB in order to receive the normal retirement benefit which is equal to 100% of the executive’s account under the plan.  An executive who has received incentive awards will be vested in each separate award at the rate of 20% per year.  In the event an executive has a separation from service before attaining 20 years of service, his or her benefit will be determined in accordance with the vesting schedule set forth above.  If the executive has a separation from service after attainment of early retirement age (age 60) or normal retirement age (age 65) and 20 years of service, he or she will be entitled to the normal retirement benefit.  In the event of the executive’s death or disability during employment, or in the event of a change in control, the executive will become 100% vested in his or her incentive awards account.  However, if the payment of the benefit under the plan, when aggregated with the other payments to which the executive would be entitled that are contingent on the change in control, would cause the executive to have an “excess parachute payment,” the benefit payable under the plan will be reduced to avoid such excess parachute payment.  In the event of an executive’s termination for cause, any benefit to which the executive is entitled under the plan will be forfeited.  Benefits on separation from service will be paid in annual installments over a 15-year period to executives who separate from service at age 60 or later and over a five-year period to executives who separate from service prior to age 60.  At the discretion of the executive, in lieu of installment payments, the executive may elect a lump sum distribution if such election is made at the time of initial participation.  Benefits paid due to death or disability will be paid in annual installments over a 15-year period or in a lump sum, at the discretion of the executive, commencing within 60 days of death or the determination of disability.  Benefits paid upon the occurrence of a change in control will be paid to the executive in a lump sum on the effective date of the change in control, regardless of whether the executive has a separation from service.  If an executive has separated from service prior to a change in control and a change in control occurs while the executive is receiving benefits under the plan, the remaining benefit due to the executive will be paid in a lump sum on the effective date of the change in control.

Group Term Replacement Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB Group Term Replacement Plan for the benefit of certain executives selected by the Compensation Committee.  Colonial Bank, FSB will divide the death proceeds of certain life insurance policies which are owned by Colonial Bank, FSB on the lives of the participating executives with the designated beneficiary of each insured participating executive.  Colonial Bank, FSB will pay the life insurance premiums from its general assets.  An eligible executive may participate in the plan by executing an election to participate and a split dollar endorsement for each policy or policies and by waiving any group term life insurance offered by Colonial Bank, FSB in excess of $50,000 of coverage.  A participant’s rights under the plan will terminate in the event the participant’s employment with Colonial Bank, FSB terminates for reasons other than death or the plan is terminated.  In the event the participant was employed by Colonial Bank, FSB at the time of death, the death benefit will be the lesser of three times the base annual salary in effect at the date of death, less $50,000, or the net death benefit, which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured.  Colonial Bank, FSB, which is the sole owner of the policies, will be the beneficiary of the policies to the extent of each policy’s cash surrender value plus any death benefits remaining after applying those amounts assigned to each participant’s beneficiary.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of December 31, 2010 for the Named Executive Officers.  Information has been adjusted to reflect the 0.9399-to-one stock split in connection with the mutual-to-stock conversion of Colonial Bankshares, MHC.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010 (1)
Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Edward J. Geletka	33,460	8,365	—	13.27	10/19/2016	2,195	38,979	—	—

L. Joseph Stella, III	16,540	4,135	—	13.27	10/19/2016	1,597	19,483	—	—

William F. Whelan	9,020	2,255	—	13.27	10/19/2016	1,127	13,749	—	—

(1)
All equity awards noted in this table were granted pursuant to the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan, which was approved by stockholders on July 19, 2006, and represent all awards held at December 31, 2010 by the Named Executive Officers.  On October 19, 2006, the Named Executive Officers were granted shares of restricted stock and stock options.  Shares of restricted stock vest at a rate of 20% per year commencing on October 19, 2007.  Stock options vest at a rate of 20% per year commencing on October 19, 2007, have an exercise price of $13.27 (as adjusted), the closing price on the date of grant, and expire ten years from the date of grant.

(2)	Based on the closing stock price of $12.20 per share on December 31, 2010 as reported by the NASDAQ Stock Market.

Stock-Based Incentive Plan.  Our stockholders approved the Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (the “Incentive Plan”) at our 2006 Annual Meeting of Stockholders.  The purpose of the Incentive Plan is to provide our officers, employees and directors with additional incentives to promote our growth and performance.

The Incentive Plan authorizes the issuance of up to 291,545 shares (split adjusted) of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards.  No more than 83,298 shares (split adjusted) may be issued as restricted stock awards, and no more than 208,247 shares (split adjusted) may be issued pursuant to the exercise of stock options.  Employees and outside directors or its subsidiaries are eligible to receive awards under the Incentive Plan.

Awards may be granted in a combination of incentive and non-statutory stock options, stock appreciation rights or restricted stock awards as follows.

Stock Options.  A stock option gives the recipient or “optionee” the right to purchase shares of common stock at a specified price for a specified period of time.  The exercise price may not be less than the fair market value on the date the stock option is granted.  Fair market value for purposes of the Incentive Plan means the final sales price of our shares of common stock as reported on the Nasdaq Stock Market on the date the option is granted, or if our shares of common stock were not traded on such date, then on the day prior to such date or on the next preceding day on which our shares of common stock were traded, and without regard to after-hours trading activity.

Stock options are either “incentive” stock options or “non-qualified” stock options.  Incentive stock options have certain tax advantages and must comply with the requirements of Section 422 of the Internal Revenue Code.  Only employees are eligible to receive incentive stock options.  Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise either in cash or with our stock that was owned by the participant for at least six months prior to delivery, or by reduction in the number of shares deliverable pursuant to the stock option, or subject to a “cashless exercise” through a third party.  Cash may be paid in lieu of any fractional shares under the Incentive Plan and generally no fewer than 100 shares may be purchased on exercise of an award unless the total number of shares available for purchase or exercise pursuant to an award is less than 100 shares.

Stock Appreciation Rights.  Stock appreciation rights give the recipient the right to receive a payment in shares of common stock of an amount equal to the excess of the fair market value of a specified number of shares of common stock, on the date of the exercise of the stock appreciation rights, over the fair market value of the common stock on the date of the grant of the stock appreciation right, as set forth in the recipient’s award agreement.  Stock appreciation rights will not be granted unless we solely settle the stock appreciation right in common stock and there is no further ability to defer the income received on the exercise of the stock appreciation right.

Stock Awards.  Stock awards under the Incentive Plan will be granted only in whole shares of common stock.  Recipients have the right to direct the voting of any unvested shares under such awards.  In addition, recipients may receive dividends, if any, paid with respect to unvested shares.  No stock options or shares of restricted stock were granted to our Named Executive Officers during the year ended December 31, 2010.

Employee Stock Ownership Plan and Trust.  Colonial Bank, FSB implemented an employee stock ownership plan in connection with Colonial Bankshares, Inc.’s initial public offering of shares of Colonial Bankshares, Inc.  Employees with at least one year of employment with Colonial Bank, FSB are eligible to participate. As part of the offering, the employee stock ownership plan trust borrowed funds from Colonial Bankshares, Inc. and used those funds to purchase 156,397 (split adjusted) shares of the common stock.  The shares of common stock purchased by the employee stock ownership plan are the collateral for the loan. The loan will be repaid principally from Colonial Bank, FSB through discretionary contributions to the employee stock ownership plan over a period of 15 years.  The loan currently has a remaining term of ten years.  The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan is equal to 6.00% for the term of the loan.  Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become fully vested upon completion of five years of credited service, with credit given to participants for years of service with Colonial Bank, FSB prior to the adoption of the plan.  A participant’s interest in his account under the plan also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan, and not including the conversion).  Vested benefits are payable in the form of shares of common stock and/or cash. Colonial Bank, FSB’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits.  Therefore, benefits payable under the employee stock ownership plan cannot be estimated.  Pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718-40, we are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.  The employee stock ownership plan will terminate in the event of a change in control.

In connection with the mutual-to-stock conversion of Colonial Bankshares, MHC, the trustee for our existing employee stock ownership plan purchased, on behalf of the employee stock ownership plan, an additional 91,800 shares of common stock of Colonial Financial Services, Inc., with a loan from Colonial Financial Services, Inc. equal to the aggregate purchase price of the common stock.  The loan has a ten-year term and will be repaid principally through Colonial Bank, FSB’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the term of the loan.  The interest rate for the employee stock ownership plan loan is the prime interest rate plus 1%, determined as of the date of the origination of the loan.

The trustee holds the shares purchased with the loans in an unallocated suspense account.  Shares are released from the suspense account and allocated to the employee stock ownership plan accounts of eligible employees as we repay the loan.  The trustee allocates the shares released among participant’s accounts on the basis of each participant’s proportional share of compensation for the year of the contribution relative to the compensation of all participants.

Other Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to our Incentive Plan (with share amounts split adjusted to reflect the mutual-to-stock conversion of Colonial Bankshares, MHC).

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock options	184,660	$13.27	23,587
Total	184,660	$13.27	23,587

Directors’ Compensation

The following table sets forth for the year ended December 31, 2010 certain information as to the total remuneration we paid to our directors other than Mr. Geletka.  Mr. Geletka does not receive fees for his services as a director.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2010
Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	All other compensation ($)	Total ($)
Richard S. Allen (3)	13,599	—	—	—	13,599
Gregory J. Facemyer	37,525	—	—	—	37,525
John Fitzpatrick	31,491	—	—	—	31,491
Albert A. Fralinger, Jr.	40,090	—	—	—	40,090
Frank M. Hankins, Jr.	28,391	—	—	—	28,391
Hugh J. McCaffrey	14,842	—	—	—	14,842
James Quinn (3)	13,599	—	—	—	13,599
Paul J. Ritter, III	16,042	—	—	—	16,042

(1)
Each director received an award of 4,088 (split adjusted) shares of restricted stock granted on October 19, 2006 with a grant date fair value of $54,245 (based on a grant date fair value of $13.27 per share).  Awards vest in five equal annual installments beginning on the first anniversary of the date of grant.  As of December 31, 2010, each director had 817 unvested shares of restricted stock.

(2)
Each director received an award of 10,412 stock options (split adjusted) on October 19, 2006 with a grant date fair value of $41,986 (based on a grant date fair value of $4.03 (split adjusted) per stock option).  Each option has an exercise price of $13.27 (split adjusted), the closing price of our common stock on the date of grant.  Options vest in five equal annual installments beginning on the first anniversary of the date of grant.  As of December 31, 2010, each director (other than Messrs. McCaffrey and Ritter) held 2,082 unexercised and 2,082 unvested stock options.

(3)	Directors’ terms for Messrs. Allen and Quinn expired at the 2010 annual meeting of stockholders of Colonial Bankshares, Inc.

Each of the individuals who currently serve as a director of Colonial Financial Services, Inc. also serves as a director of Colonial Bank, FSB and earns director fees in that capacity, although directors who are also employees of Colonial Bank, FSB do not receive director fees.  Each non-employee director of Colonial Bank, FSB is paid an annual retainer fee of $9,500.   The Chairman of the Board is paid a fee of $2,037 per board meeting, the Vice Chairman of the Board is paid a fee of $1,708.50 per board meeting and all other non-employee directors are paid a fee of $1,435.14 per board meeting.

Directors are eligible to participate in our Incentive Plan, described above in “—Stock-Based Incentive Plan.”  No grants were made under this plan to directors during the year ended December 31, 2010.

Director Retirement Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB, adopted the Colonial Bank, FSB Director Retirement Plan, effective January 1, 2011, to provide supplemental funds for retirement or death for eligible directors of the Colonial Bank, FSB.  A director who has attained normal retirement age (generally age 72) and has 20 years of service with Colonial Bank, FSB will be entitled to a normal retirement benefit equal to 50% of the director’s final three-year average compensation payable in ten annual installments.  If a director has less than 10 years of service with Colonial Bank, FSB, the director will not be entitled to any retirement benefit.  After 10 years of service, the director will vest in a retirement benefit at the rate of 10% per year.  If the director separates from service upon attainment of normal retirement age with less than 20 years of service, he will be entitled to a benefit equal to the normal retirement benefit reduced by 2% of final average compensation for each year of service less than 20.  A director who separates from service prior to normal retirement age with less than 20 years of service will be entitled to his vested accrued benefit, amortized and payable in ten annual installments.  A director who becomes disabled prior to separation from service will be entitled to a disability benefit equal to 50% of the director’s final three-year average compensation, payable in ten annual installments.  In the event of the director’s death prior to separation from service, the director’s beneficiary or estate will be entitled to the director’s normal retirement benefit payable in ten annual installments.  In the event of a change in control prior to a director’s separation from service, the director will be entitled to the normal retirement benefit, irrespective of the director’s years of service; the present value of the benefit will be paid in a lump sum on the date of the change in control.  If the payment of the retirement benefit, when aggregated with the other payments to which the director would be entitled that are contingent on a change in control, would cause a director to have an “excess parachute payment,” the retirement benefit will be reduced to avoid such excess parachute payment.  In the event a director separates from service prior to a change in control and is receiving benefits under the plan, the present value of the remaining retirement benefit payable to the director will be paid in a lump sum on the date of the change in control.

2011 Director Deferred Fee Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB 2011 Director Deferred Fee Plan, effective January 1, 2011, to provide current tax planning opportunities as well as supplemental funds for retirement or death for eligible directors of Colonial Bank, FSB.  Members of the board of directors of Colonial Bank, FSB are eligible to participate in the plan.  A director may elect to participate in the plan by submitting a deferral agreement by December 15 of the calendar year immediately preceding the deferral period for which it will be effective.  A new deferral agreement or notice of adjustment of deferral may be submitted by a director for any subsequent year.  In the first year an individual becomes a director, a deferral agreement must be submitted to the committee under the plan no later than 30 days following the date the individual becomes a director, and such deferral agreement will be effective only with regard to compensation earned following the submission of the deferral agreement.  A director may elect to defer up to 100% of his compensation for the calendar year.  Each director’s account will be credited with earnings at the prime rate (provided that such rate is never less than 5% nor greater than 10%) as determined from time to time.  A director will be 100% vested at all times in the amount of compensation elected to be deferred under the plan and earnings thereon.  In the event a director separates from service for any reason other than death, Colonial Bank, FSB will pay a benefit equal to the director’s vested account in accordance with the director’s distribution election, generally made at the time of initial participation.  In the event of the director’s death after separation from service with Colonial Bank, FSB, the remaining unpaid balance of the director’s account will be paid to the director’s beneficiary in the same form that payments were being made prior to the director’s death.  In the event the director dies prior to separation from service, the amount payable will be paid over the period designated by the director.  In the event of an unforeseeable emergency, the plan committee may make distributions from the director’s account prior to the time specified for payment of benefits under the plan.  All plan benefits other than hardship distributions or otherwise provided in the plan will be paid in the form selected by the director in the deferral agreement or notice of adjustment of deferral at the time of the deferral commitment.  A director’s account will be distributed in cash or cash equivalents.  Unless otherwise set forth in the plan, payment under the plan will commence no later than sixty days after the event triggering the distribution requirement, in accordance with the director’s elections under the director’s deferral agreement and notice of adjustment of deferral.  The plan provides for early distributions in specified circumstances.

Director Supplemental Life Insurance Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB Director Supplemental Life Insurance Plan for the purpose of dividing the death proceeds of certain life insurance policies owned by Colonial Bank, FSB on the lives of the participating directors with the designated beneficiary of each insured participating director.  Colonial Bank, FSB will pay the life insurance premiums from its general assets.   Non-employee directors are eligible to participate in the plan by executing an election to participate and a split dollar endorsement for each individual insurance policy adopted by the Compensation Committee of the Board of Directors of Colonial Bank, FSB for purposes of insuring a participant’s life under the plan.  A participant’s participation in the plan will terminate if the participant’s service with Colonial Bank, FSB is terminated for reasons other than death or if the plan is terminated.  In the event Colonial Bank decides to maintain the policy or policies after the participant’s termination of participation in the plan, Colonial Bank, FSB will be the direct beneficiary of the entire death proceeds of the policy or policies.  Unless the participant’s rights under the plan terminate, the participant has the right to designate the beneficiary of a death benefit equal to the lesser of $250,000 or the net death benefit (which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured).  Colonial Bank, FSB is the sole owner of the policies and is the beneficiary of the policies to the extent of each policy’s cash surrender value plus any death benefits remaining after applying those amounts explicitly assigned to the participant’s beneficiary.  In addition, Colonial Bank, FSB may replace each policy with a comparable insurance policy to cover the benefit provided under the plan and Colonial Bank, FSB and the participant will execute a new split dollar endorsement for each new policy.  Colonial Bank will pay all premiums due on all policies as long as it  maintains the policies in force.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to our Incentive Plan (with share amounts split adjusted to reflect the mutual-to-stock conversion of Colonial Bankshares, MHC).

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Stock options	184,660	$13.27	23,587
Total	184,660	$13.27	23,587

(b)	Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with Colonial Financial Services, Inc. and the Securities and Exchange Commission regarding such ownership.  The following table sets forth, as of March 25, 2011, the shares of common stock beneficially owned by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Grace and White, Inc. 515 Madison Ave., Suite 1700 New York, New York 10022	333,243 (2)	7.96%

Colonial Bank FSB Employee Stock Ownership Plan 2745 S. Delsea Drive Vineland, New Jersey 08360	246,652	5.89%

Lawrence B. Seidman 100 Misty Lane, 1st Floor Parsippany, New Jersey 07054	233,239 (3)	5.57%
             ___________________
(1)
Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)	Based on information contained in a Schedule 13G/A filed on February 1, 2011 with information as of December 31, 2010.
(3)	Based on information contained in a Schedule 13D filed on December 22, 2010.

(c)	Security Ownership of Management

See “ITEM 10.  Directors, Executive Officers and Corporate Governance—Directors and Executive Officers,” above.

(d)	Changes in Control

Management of the Company know of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Board of Directors has determined that each of Colonial Financial Services, Inc.’s directors, with the exception of Mr. Geletka, is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.  In determining the independence of the directors listed above, the Board of Directors reviewed the following transactions, which are not required to be reported under “—Transactions With Certain Related Persons,” below.  During the year ended December 31, 2010, Colonial Bank, FSB paid $6,901 to Fralinger Engineering for site work for a branch office.  Chairman Albert Fralinger, Jr. is Chairman and Chief Financial Officer of Fralinger Engineering.  He also has a personal mortgage loan and a business mortgage loan with Colonial Bank, FSB.  Director Paul J. Ritter, III has an outstanding mortgage loan and home equity loan with Colonial Bank, FSB. A company of which director Hugh J. McCaffrey is the sole owner has a line of credit with Colonial Bank, FSB.

Transactions With Certain Related Persons

In the ordinary course of business, Colonial Bank, FSB makes loans available to its directors, officers and employees.  These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Colonial Bank, FSB.  Management believes that these loans neither involve more than the normal risk of collectibility nor present other unfavorable features.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director.  There are several exceptions to this general prohibition, one of which is applicable to Colonial Financial Services, Inc.  This does not apply to loans made by a depository institution that is insured by the Federal Deposit Insurance Corporation and that is subject to the insider lending restrictions of the Federal Reserve Act.  All loans to Colonial Financial Services, Inc.’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

In accordance with the listing standards of the Nasdaq Stock Market, any transactions that would be required to be reported under this section of this proxy statement must be approved by our audit committee or another independent body of the board of directors.  In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms-length transaction.

ITEM 14.	Principal Accountant Fees and Services

ParenteBeard LLC served as our independent registered public accounting firm for the years ended December 31, 2010 and 2009.   Set forth below is certain information concerning aggregate fees billed for professional services rendered by ParenteBeard LLC during the years ended December 31, 2010 and 2009:

Audit Fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $238,570 and $119,229 during the years ended December 31, 2010 and 2009, respectively.

Audit Related Fees.  There were no fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “—Audit Fees,” above, during the years ended December 31, 2010 and 2009.

Tax Fees.  The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $17,850 and $16,000 during the years ended December 31, 2010 and 2009, respectively.

All Other Fees.  There were no fees billed to us during the years ended December 31, 2010 and 2009 that are not described above.

 The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by ParenteBeard LLC, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee pre-approved 100% of the tax fees described above during the years ended December 31, 2010 and 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.

Date: April 28, 2011	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)