Form 10-Q
period 2011-03-31
Colonial Financial Services, Inc.
filed 2011-05-13
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission file number 001-34817

COLONIAL FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Maryland	90-0183739
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 S. Delsea Drive, Vineland, NJ	08360
(Address of principal executive offices)	(Zip code)

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
☒ Yes No ☐

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

As of May 13, 2011, 4,188,456 shares of common stock, par value $0.01 per share

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2011	December 31, 2010

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$15,189	$20,726
Investment securities available for sale	198,298	181,567
Investment securities held to maturity (fair value at March 31, 2011 - $41,752; at December 31, 2010 - $38,365)	41,540	38,214
Loans receivable, net of allowance for loan losses of $3,796 at March 31, 2011 and $3,543 at December 31, 2010	316,873	319,987
Loans available for sale	-	659
Real estate owned	1,033	276
Federal Home Loan Bank stock, at cost	1,120	1,120
Office properties and equipment, net	10,805	10,936
Bank-owned life insurance	10,028	9,943
Accrued interest receivable	2,106	2,025
Other assets	4,806	4,889
Total Assets	$601,798	$590,342

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$18,477	$20,279
Interest-bearing	504,723	492,557
Total deposits	523,200	512,836
Federal Home Loan Bank long-term borrowings	7,000	7,000
Advances from borrowers for taxes and insurance	573	544
Accrued interest payable and other liabilities	573	550
Total Liabilities	531,346	520,930

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 4,188,456 shares	42	42
Additional paid-in capital	41,044	40,962
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,794)	(1,794)
Retained earnings	28,564	27,749
Accumulated other comprehensive income	2,596	2,453
Total Stockholders’ Equity	70,452	69,412
Total Liabilities and Stockholders’ Equity	$601,798	$590,342

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2011	2010
	Dollars in thousands, except share and per share data
Interest Income
Loans, including fees	$4,501	$4,901
Mortgage-backed securities	1,036	1,278
Investment securities: Taxable	385	422
Investment securities: Tax-exempt	168	175
Total Interest Income	6,090	6,776

Interest Expense
Deposits	1,875	2,350
Borrowings	48	127
Total Interest Expense	1,923	2,477
Net Interest Income	4,167	4,299

Provision for Loan Losses	316	460
Net Interest Income after Provision for Loan Losses	3,851	3,839

Non-Interest Income
Fees and service charges	278	306
Gain on sale of loans	31	20

Impairment charge on investment securities	-	(20)
Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in earnings	-	(20)

Net gain on sales and calls of investment securities	22	(42)
Earnings on life insurance	85	26
Other	1	-
Total Non-Interest Income	417	290

Non-Interest Expenses
Compensation and benefits	1,635	1,450
Occupancy and equipment	413	454
FDIC insurance premium	240	194
Data processing	261	228
Office supplies	44	26
Professional fees	199	111
Advertising and promotions	26	37
Other	316	322
Total Non-Interest Expenses	3,134	2,822
Income before Income Tax Expense	1,134	1,307

Income Tax expense	319	360
Net Income	$815	$947

Per Share Data (See Note 3):
Earnings per share – basic	$0.20	$0.24	*
Earnings per share – diluted	$0.20	$0.24	*
Weighted average number of shares outstanding – basic	4,014,871	4,021,539	*
Weighted average number of shares outstanding – diluted	4,014,871	4,021,539	*

*Earnings per share and average common shares outstanding for the prior period have been adjusted to reflect the impact of the second-step   conversion and reorganization of the Company, which occurred on July 13, 2010.

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu -lated Other Compre-hensive Income	Total Stock- holders’ Equity
		(Dollars in thousands, except share data)
Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$-	$2,453	$69,412
Comprehensive income:
Net income	-	-	-	-	815	-	-	815
Net change in unrealized gain on securities available for sale, net of tax effect of $64	-	-	-	-	-	-	143	143
Total Comprehensive income		-	-	-	-	-	-	958

Stock-based compensation expense (restricted stock awards)	-	-	46	-	-	-	-	46

Stock-based compensation expense (stock options)	-	-	36	-	-	-	-	36
Balance, March 31, 2011	4,188,456	$42	$41,044	$(1,794)	$28,564	$-	$2,596	$70,452

Balance, January 1, 2010	4,440,246	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:	-
Net income	-	-	-	-	947	-	-	947
Net change in unrealized gain on securities available for sale, net of tax effect of $8	-	-	-	-	-	-	1	1
Total Comprehensive income	-	-	-	-	-	-	-	948

Stock-based compensation expense (restricted stock awards)	-	-	55	-	-	-	-	55

Stock-based compensation expense (stock options)	-	-	37	-	-	-	-	37
Balance, March 31, 2010	4,440,246	$452	$20,720	$(1,084)	$24,826	$(1,596)	$3,239	$46,557

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$815	$947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	316	460
Depreciation expense	169	173
Stock-based compensation expense	82	92
Impairment charge on investment securities	-	20
Net earnings on bank-owned life insurance	(85)	(26)
Loans originated for sale	(773)	(2,321)
Proceeds from sale of loans	1,463	1,488
Gain on sale of loans	(31)	(20)
Net amortization of loan costs	8	24
Net (gain) loss on sales and calls of investment securities	(22)	42
Accretion of premium and discount on investment securities, net	(66)	(82)
Increase in accrued interest receivable	(81)	(142)
Decrease (increase) in other assets	83	(714)
Increase (decrease) in accrued interest payable and other liabilities	23	(106)
Net cash provided by (used in) operating activities	1,901	(165)
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	-	739
Proceeds from sales of mortgage-backed securities available-for-sale	-	1,435
Proceeds from calls and maturities of investment securities available-for-sale	7,614	13,999
Proceeds from calls and maturities of investment securities held-to-maturity	18	6,842
Purchase of investment securities available-for-sale	(21,754)	(16,493)
Purchase of investment securities held-to-maturity	(4,044)	(1,018)
Purchase of mortgage-backed securities available-for-sale	(13,621)	(6,968)
Purchase of office properties and equipment	(38)	(76)
Principal repayments from investment securities	420	559
Principal repayments from mortgage-backed securities	11,541	8,336
Net decrease of Federal Home Loan Bank stock	-	238
Net (increase) decrease in loans receivable	2,033	(7,295)
Net cash (used in) provided by investing activities	(17,831)	298
Cash Flows from Financing Activities:
Net increase in deposits	10,364	3,661
Repayment of Federal Home Loan Bank short-term borrowings	-	(5,300)
Increase in advances from borrowers for taxes and insurance	29	15
Net cash provided by (used in) financing activities	10,393	(1,624)
Decrease in cash and cash equivalents	(5,537)	(1,491)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,726	15,882
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,189	$14,391

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$1,930	$2,517
Income taxes	$550	$656

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$757	$-

See notes to unaudited consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc. (the “Company”), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank”) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering.  Colonial Bank FSB is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares was paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. issued 4,173,444 shares of stock.

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2011 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: i) the restructuring constitutes a concession and ii) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it had granted a concession as follows: i) if a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession; ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics; and iii) a restructuring that results in a delay in payment that is insignificant is not a concession.  However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties as follows: i) a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default.  A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification.  In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2011 and 2010 is $815,000 and $947,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At March 31, 2011 and 2010, there were 194,612 and 217,979 anti-dilutive options and awards excluded from the computation of diluted earnings per share because the option price was greater than the average market price or the shares have not vested yet.  Earnings per share and average common shares outstanding have been adjusted to reflect the impact of the exchange ratio which was a result of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

	For the Three Months Ended March 31,
	2011	2010
Net Income	$815,000	$947,000

Weighted average common shares issued	4,188,456	4,249,942
Average unearned ESOP shares	(173,585)	(101,869)
Average treasury stock shares	-	(126,534)
Weighted average common shares outstanding-basic	4,014,871	4,021,539
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding-diluted	4,014,871	4,021,539
Basic earnings per share	$0.20	$0.24
Diluted earnings per share	$0.20	$0.24

4.	Stock-Based Compensation

At March 31, 2011, the Company has a share-based compensation plan, the 2006 Stock-Based Incentive Plan of Colonial Bankshares, Inc. (the “2006 Plan”), which was assumed by the Company as part of the second-step conversion.  Shares of restricted stock and options were first issued under the plan in October 2006 and have been adjusted for the exchange ratio.

On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vests 20% annually beginning October 19, 2007.

For the three months ended March 31, 2011, $43,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000.  As of March 31, 2011, there was $134,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 0.50 years.

On January 20, 2011, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.

For the three months ended March 31, 2011, $3,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000.  As of March 31, 2011, there was $36,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.75 years.

A summary of the status of the shares under the 2006 Plan as of March 31, 2011 and changes during the three months ended March 31, 2011 are presented below.  The number of shares and weighted average grant date fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	15,039	$13.27
Granted	3,268	12.00
Forfeitures	-	-
Vested	-	-
Restricted stock, end of period	18,307	$13.04

On October 19, 2006, options to purchase 184,660 shares (as adjusted) of common stock at $13.27 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007 and expire in 2016.

On January 20, 2011, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.

A summary of the status of the Company’s stock options under the 2006 Plan as of March 31, 2011 and changes during the three months ended March 31, 2011 are presented below.  The number of options and weighted average exercise price has been adjusted for the exchange ratio as a result of our second-step conversion:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	176,332	$13.27
Granted	8,328	12.00
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	184,660	$13.21
Exercisable at end of period	143,571	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option (as adjusted).  The weighted average contractual term of options outstanding and exercisable was 5.50 years at March 31, 2011 and 6.50 years at March 31, 2010.

Stock-based compensation expense related to stock options granted in 2006 for the three months ended March 31, 2011, was $33,000 with a related tax benefit of $11,000.  As of March 31, 2011, there was approximately $87,000 of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 0.50 year.  At March 31, 2010, there was approximately $230,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 9.75 years at March 31, 2011.

Stock-based compensation expense related to stock options awarded in 2011 for the three months ended March 31, 2011, was $3,000 with a related tax benefit of $1,000.  As of March 31, 2011, there was approximately $37,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 2.75 years.

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP”) for substantially all of its full-time employees.  The ESOP trust initially purchased 156,399 shares (as adjusted for the exchange ratio as part of the July 2010 second-step conversion) of common stock.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the common stock purchased.

In July 2010, the ESOP acquired an additional 91,800 shares of the Company’s common stock with a loan from the Company in the amount of $918,000, at a price of $10.00 per share.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 3.25% with principal and interest payable annually in equal installments over 10 years.  The loan is secured by the shares of the common stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $62,000 and $22,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	March 31, 2011	March 31, 2010
Shares released for allocation	74,614	54,629
Unreleased shares	173,585	101,870
Total ESOP shares	248,199	156,399

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	$229	$(53)
Reclassification for impairment charge on investment securities	-	20
Reclassification adjustment for net (gains) losses realized in net income	(22)	42
Net unrealized gains	207	9
Tax effect	64	8
Net of tax amount	$143	$1

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.8 million of standby letters of credit outstanding as of March 31, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Available for Sale:
March 31, 2011
U. S. Government obligations	$57,581	$96	$(346)	$57,331
Corporate debt obligations	9,065	227	(26)	9,266
Mutual fund	850	47	-	897
Municipal debt obligations	4,032	37	(41)	4,028
SBA pools	2,853	8	(10)	2,851
Mortgage-backed securities	56,272	3,543	(52)	59,763
Collateralized mortgage obligations	63,655	700	(193)	64,162

	$194,308	$4,658	$(668)	$198,298

December 31, 2010
U. S. Government obligations	$42,653	$124	$(338)	$42,439
Corporate debt obligations	9,712	243	(43)	9,912
Mutual fund	850	51	-	901
Municipal debt obligations	4,176	36	(58)	4,154
SBA pools	3,252	8	(14)	3,246
Mortgage-backed securities	60,799	3,727	(43)	64,483
Collateralized mortgage obligations	56,342	574	(484)	56,432

	$177,784	$4,763	$(980)	$181,567

Held to Maturity:
March 31, 2011
Corporate debt obligations	$1,190	$211	$-	$1,401
Municipal debt obligations	39,351	104	(200)	39,255
Mortgage-backed securities	999	97	-	1,096

	$41,540	$412	$(200)	$41,752

December 31, 2010
Corporate debt obligations	$1,190	$212	$-	$1,402
Municipal debt obligations	35,284	96	(259)	35,121
Mortgage-backed securities	1,740	102	-	1,842

	$38,214	$410	$(259)	$38,365

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at March 31, 2011 and December 31, 2010 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$34,690	$34,690	$3,549	$3,624
Due after one year through five years	305	308	59,945	59,788
Due after five years through ten years	3,519	3,708	7,675	7,784
Due thereafter	2,027	1,950	3,212	3,177

Sub-total	40,541	40,656	74,381	74,373
Mortgage-backed securities and collateralized mortgage obligations	999	1,096	119,927	123,925

Total	$41,540	$41,752	$194,308	$198,298

At March 31, 2011 and December 31, 2010, $70.3 million and $70.6 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $22,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended March 31, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended March 31, 2011.

Gross realized gains on available-for-sale securities totaled $14,000 while gross realized gains on held-to-maturity securities total $0, for the three months ended March 31, 2010.  Gross realized losses on available-for-sale securities totaled $56,000 and gross realized losses on held-to-maturity securities total $0, for the three months ended March 31, 2010.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U. S. government obligations	$37,234	$346	$-	$-	$37,234	$346
Corporate debt obligations	838	11	956	15	1,794	26
Municipal debt obligations	1,351	15	604	26	1,955	41
SBA pools	-	-	2,156	10	2,156	10
Mortgage-backed securities	2,587	51	112	1	2,699	52
Collateralized mortgage obligations	19,408	193	-	-	19,408	193

Total	$61,418	$616	$3,828	$52	65,246	$668

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

U. S. government obligations	$26,176	$338	$-	$-	$26,176	$338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Mortgage-backed securities	1,620	42	115	1	1,735	43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
Total	$51,907	$897	$3,479	$83	$55,386	$980

At March 31, 2011, there were 44 securities in the less-than-twelve-month category and 11 securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 44 securities in the less-than-twelve-month position for the available-for-sale category are 24 U. S. government obligations, two corporate debt obligations, three municipal debt obligations, three mortgage-backed securities and twelve collateralized mortgage obligations.  Included in the 11 securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt security, two municipal debt securities, six SBA pools and two mortgage-backed securities.

The following table shows the Company’s held-to-maturity investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Municipal debt obligations	$1,800	$173	$238	$27	$2,038	$200

Total	$1,800	$173	$238	$27	$2,038	$200

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259

Total	$2,346	$226	$228	$33	$2,574	$259

At March 31, 2011, there were three securities in the less-than-twelve month category and one security in the twelve-month-or-more category for the held-to-maturity portfolio.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and drug sectors of the economy.  All interest payments are current in regards to all the corporate investments.  There was a $20,000 other-than-temporary impairment writedown for the three months ended March 31, 2010.  This writedown was on an AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s.  During 2010, the Company sold this held-to-maturity corporate debt obligation.  In regards to the other corporate investments, as the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at March 31, 2011.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2011.

8.	Loans

The components of loans at March 31, 2011 and December 31, 2010 are as follows:

	At March 31, 2011		At December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$139,996	43.6%	$140,244	43.3%
Multi-family	3,105	1.0	3,124	1.0
Commercial	112,537	35.1	114,242	35.2
Construction	4,857	1.5	5,944	1.8
Home equity loans and lines of credit	35,109	10.9	35,373	10.9
Commercial	23,874	7.4	23,253	7.2
Consumer	1,632	0.5	1,783	0.6
Total loans receivable	$321,110	100.0%	$323,963	100.0%
Deferred loan fees	(441)		(433)
Allowance for loan losses	(3,796)		(3,543)
Total loans receivable, net	$316,873		$319,987

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction loans, home equity loans and lines of credit, commercial business loans and consumer loans.  Our one- to four-family residential loans also include loans to businesses for a commercial purpose which are secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.

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

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the adequacy of the allowances for loan losses on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company methodology for assessing the appropriateness of the allowance for loan losses consists of 1) a specific valuation allowance on identified problem loans; 2) a general valuation allowance on the remainder of the loan portfolio; and 3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  We periodically evaluate the carrying value of loans and the factors used in our evaluation of our allowance for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations or if we adjust the factors we use in our methodolgy.  This may reduce our net income by increasing our provision for loan losses.

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2011:

	Real Estate
March 31, 2011	One-to four- family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(20)	-	(13)	(33)	-	-	(2)	-	(68)
Recoveries	1	-	-	-	-	2	2	-	5
Provision	103	-	116	27	33	79	(42)	-	316
Ending balance	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796

Allowance ending balance
Related to loans individually evaluated for impairment	$376	$-	$840	$-	$33	$-	$-	$-	$1,249

Related to loans collectively evaluated for impairment	288	27	1,063	59	35	487	88	500	2,547
Total allowance	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796

Loans Receivable:
Individually evaluated for impairment	$7,222	$645	$17,669	$1,752	$727	$295	$9	$-	$28,319

Collectively evaluated for impairment	132,774	2,460	94,868	3,105	34,382	23,579	1,623	-	292,791
Ending balance	$139,996	$3,105	$112,537	$4,857	$35,109	$23,874	$1,632	$-	$321,110

	Real Estate
December 31, 2010	One-to four- family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$287	$-	$698	$-	$-	$-	$-	$-	$985
Related to loans collectively evaluated for impairment	293	27	1,102	65	35	406	130	500	2,558
Total allowance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

Loans Receivable:
Individually evaluated for impairment	$6,429	$645	$17,388	$1,753	$106	$288	$40	$-	$26,649

Collectively evaluated for impairment	133,815	2,479	96,854	4,191	35,267	22,965	1,743	-	297,314
Ending balance	$140,244	$3,124	$114,242	$5,944	$35,373	$23,253	$1,783	$-	$323,963

The following is a summary of changes in the allowance for loan losses:

For the three months ended March 31, 2010
Balance, beginning of period	$2,606
Provision charged to operations	460
Charge-offs	(53)
Recoveries	3
Balance, end of period	$3,016

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio.

The following table presents the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of March 31, 2011 and December 31, 2010:

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$127,653	$5,121	$7,222	$-	$139,996
Multi-family	2,004	456	645	-	3,105
Commercial	89,185	5,751	17,601	-	112,537
Construction	3,020	85	1,752	-	4,857
Home equity and credit lines	33,345	1,037	727	-	35,109
Commercial	23,447	64	363	-	23,874
Consumer	1,558	65	9	-	1,632
Total	$280,212	$12,579	$28,319	$-	$321,110

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$131,773	$2,306	$6,165	$-	$140,244
Multi-family	3,124	-	-	-	3,124
Commercial	96,381	5,897	11,964	-	114,242
Construction	5,560	-	384	-	5,944
Home equity and credit lines	33,804	1,087	482	-	35,373
Commercial	22,919	46	288	-	23,253
Consumer	1,644	93	46	-	1,783
Total	$295,205	$9,429	$19,329	$-	$323,963

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amount due according to the contractual terms of the loan.  An insignificant delay or shortfall in the amount of payments does not necessarily result in the loan being identified as impaired.  For this purpose, delays less than 90 days are generally considered to be insignificant.

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010:

At or for the three months ended March 31, 2011	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One- to-four family	$3,120	$3,120	$376	$3,129	$21
Multi-family	-	-	-	-	-
Commercial	5,672	5,672	840	5,680	61
Construction	-	-	-	-	-
Home equity and credit lines	183	183	33	162	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-

With no related allowance recorded:
Real estate loans:
One- to-four family	$4,102	$4,102	$-	$4,100	$29
Multi-family	645	645	-	645	5
Commercial	11,929	11,929	-	11,997	95
Construction	1,752	1,752	-	1,752	10
Home equity and credit lines	544	544	-	545	3
Commercial	363	363	-	295	-
Consumer	9	9	-	9	-

Total
Real estate loans:
One- to-four family	$7,222	$7,222	$376	$7,229	$50
Multi-family	645	645	-	645	5
Commercial	17,601	17,601	840	17,677	156
Construction	1,752	1,752	-	1,752	10
Home equity and credit lines	727	727	33	707	3
Commercial	363	363	-	295	-
Consumer	9	9	-	9	-

At or for the twelve months ended December 31, 2010	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One-to-four family	$2,500	$2,500	$287	$627	$92
Multi-family	-	-	-	-	-
Commercial	5,431	5,431	698	1,361	303
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-

With no related allowance recorded:
Real estate loans:
One-to-four family	$3,929	$3,929	$-	$1,370	$150
Multi-family	645	645	-	689	21
Commercial	11,957	11,957	-	6,232	561
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

Total
Real estate loans:
One-to-four family	$6,429	$6,429	$287	$1,997	$242
Multi-family	645	645	-	689	21
Commercial	17,388	17,388	698	7,593	864
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At March 31, 2011
Real estate loans:
One- to four-family	$4,104	$1,270	$4,303	$9,677	$130,319	$139,996	$-
Multi-family	-	-	-	-	3,105	3,105	-
Commercial	114	-	4,076	4,190	108,347	112,537	-
Construction	265	-	383	648	4,209	4,857	-
Home equity loans and lines of credit	426	777	171	1,374	33,735	35,109	-
Commercial	35	38	288	361	23,513	23,874	-
Consumer and other	60	5	-	65	1,567	1,632	-
Total	$5,004	$2,090	$9,221	$16,315	$304.795	$321,110	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2010
Real estate loans:
One- to four-family	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	3,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and lines of credit	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304.619	$323,963	$-

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

	March 31, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,303	$5,574
Multi-family	-	-
Commercial	4,076	4,337
Construction	383	384
Home equity loans and lines of credit	171	106
Commercial	288	288
Consumer	-	31
Total non-accrual loans	9,221	10,720

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$9,221	$10,720
Foreclosed real estate	1,033	276
Total non-performing assets	$10,254	$10,996

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$2,468	$855
Multi-family	645	645
Commercial	13,028	13,051
Construction	1,369	1,369
Home equity loans and lines of credit	-	-
Commercial	-	-
Consumer	9	9
Total performing troubled debt restructurings	$17,519	$15,929

Total non-performing assets and performing troubled debt restructurings	$27,773	$26,925
Ratios:
Total non-performing loans to total loans	2.87%	3.31%
Total non-performing loans to total assets	1.53%	1.82%
Total non-performing assets to total assets	1.70%	1.86%

At March 31, 2011, the nonaccrual loans consisted of 25 one-to four-family residential dwellings units, seven commercial properties, two construction loans, four home equity loans and one non-mortgage commercial loans.  The foreclosed real estate consisted of one vacant lot, two one- to four-family dwelling units and two nonresidential properties.  The troubled debt restructurings consisted of nine one- to four-family dwelling units, one multi-family loan, nine nonresidential properties, and one construction loan.

9.	Deposits

Deposit accounts, by type, at March 31, 2011 and December 31, 2010 are summarized as follows:

	At March 31, 2011			At December 31, 2010
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$18,477	3.53%	-%	$20,279	3.95%	-%
Savings	107,552	20.56	1.33	106,367	20.74	1.52
NOW accounts	125,636	24.01	0.88	115,514	22.52	0.89
Super NOW accounts	34,935	6.68	1.16	34,182	6.67	1.16
Money market deposit	68,921	13.17	1.25	66,901	13.05	1.24
Total transaction accounts	355,521	67.95	1.07	343,243	66.93	1.13

Certificates of deposit	167,679	32.05	2.27	169,593	33.07	2.36

Total deposits	$523,200	100.00%	1.45%	$512,836	100.00%	1.54%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2011 and December 31, 2010:

Maturity	Interest Rate	March 31, 2011	December 31, 2010
		(Dollars in thousands)
April 20, 2011	1.22%	2,000	2,000
June 23, 2011	4.31%	3,000	3,000
October 22, 2012	2.12%	2,000	2,000
		$7,000	$7,000

At March 31, 2011, the Bank had a borrowing capacity of 30% of assets or $180.5 million available from the FHLB of New York.  At March 31, 2011, the Bank had $7.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$57,331	$-	$57,331	$-
Corporate debt obligations	9,266	-	9,266	-
Mutual fund	897	897	-	-
Municipal debt obligations	4,028	-	4,028	-
SBA pools	2,851	-	2,851	-
Mortgage-backed securities	59,763	-	59,763	-
Collateralized mortgage obligations	64,162		64,162
Total investment securities available-for-sale	$198,298	$897	$197,401	$-

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$42,439	$-	$42,439	$-
Corporate debt obligations	9,912	-	9,912	-
Mutual fund	901	901	-	-
Municipal debt obligations	4,154	-	4,154	-
SBA pools	3,246	-	3,246	-
Mortgage-backed securities	64,483	-	64,483	-
Collateralized mortgage obligations	56,432		56,432
Total investment securities available-for-sale	$181,567	$901	$180,666	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010:

	March 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$7,726	$-	$-	$7,726
Real estate owned	$366	$-	$-	$366

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,946	$-	$-	$6,946
Real estate owned	$276	$-	$-	$276

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at March 31, 2011 and December 31, 2010:

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

Loans Available for Sale (Carried at Lower of Cost or Fair Value)
The fair value of loans available for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

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

Real Estate Owned (Carried at Lower of Cost or Fair Value)
Real estate owned assets are adjusted to fair value less estimated selling costs upon transfer of the loans to other real estate owned.  Subsequently, real estate owned assets are carried at the lower of carrying value or fair value less estimated selling costs.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  These assets are included as Level 3 fair values.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$15,189	$15,189	$20,726	$20,776
Investment securities available-for-sale	198,298	198,298	181,567	181,567
Corporate debt obligations held-to-maturity	1,190	1,401	1,190	1,402
Municipal debt obligations held-to-maturity	39,351	39,255	35,284	35,121
Mortgage-backed securities held-to-maturity	999	1,096	1,740	1,842
Federal Home Loan Bank stock	1,120	1,120	1,120	1,120
Loans receivable, net	316,873	337,085	319,987	340,423
Loans available for sale	-	-	659	659
Accrued interest receivable	2,106	2,106	2,025	2,025

Liabilities:
Deposits	523,200	528,058	512,836	517,364
Federal Home Loan Bank long-term borrowings	7,000	7,168	7,000	7,168
Accrued interest payable	68	68	75	75

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-”Risk Factors” in other reports filed with the Securities and Exchange Commission.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at March 31, 2011.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets increased $11.5 million, or 1.9%, to $601.8 million at March 31, 2011, from $590.3 million at December 31, 2010.  The increase was mainly the result of increases in investment securities available-for-sale and investment securities held-to-maturity offset by decreases in cash and amounts due from banks, loans receivable and loans available for sale.

Net loans receivable decreased $3.1 million, or 1.0%, to $316.9 million at March 31, 2011 from $320.0 million at December 31, 2010.  Commercial real estate loans decreased $1.7 million to $112.5 million at March 31, 2011 from $114.2 million at December 31, 2010.  Construction loans decreased $1.1 million to $4.9 million at March 31, 2011 from $5.8 million at December 31, 2010.  One- to four-family residential real estate loans decreased $248,000 to $140.0 million at March 31, 2011 from $140.2 million at December 31, 2010.    Home equity loans and lines of credit decreased $264,000 to $35.1 million at March 31, 2011 from $35.4 million at December 31, 2010.  Multi-family mortgage loans decreased $19,000 to $3.1 million at March 31, 2011.    Commercial loans increased by $621,000 to $23.9 million at March 31, 2011 from $23.3 million at December 31, 2010.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate portfolio and we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $9.2 million at March 31, 2011 from $10.7 million at December 31, 2010.

Real estate owned totaled $1.0 million at March 31, 2011 as we completed the foreclosure process on four properties, two of which were nonresidential properties and two of which were residential one-to four-family properties.

Securities available-for-sale increased $16.7 million, or 9.2%, to $198.3 million at March 31, 2011 from $181.6 at December 31, 2010.  This increase was the result of purchases in the amount of $35.4 million and a market value increase of $206,000 offset by calls and maturities in the amount of $7.6 million and $11.3 in principal amortization.  Securities held-to-maturity increased by $3.3 million, to $41.5 million at March 31, 2011 from $38.2 million at December 31, 2010.  This increase was the result of purchases in the amount of $4.0 million offset by calls and maturities in the amount of $18,000 and $741,000 in principal amortization.

Deposits increased $10.4 million, or 2.0%, to $523.2 million at March 31, 2011 from $512.8 million at December 31, 2010.  The largest increase was in NOW accounts, which increased $10.1 million, or 8.7%, to $125.6 million at March 31, 2011 from $115.5 million at December 31, 2010.  Savings accounts increased $1.2 million to $107.6 million at March 31, 2011 from $106.4 million at December 31, 2010.  Super NOW accounts increased by $753,000 to $34.9 million at March 31, 2011 from $34.2 million at December 31, 2010.  Non-interest bearing demand accounts decreased by $1.8 million to $18.5 million at March 31, 2011 from $20.3 million at December 31, 2010.  Certificates of deposit decreased by $1.9 million to $167.7 million at March 31, 2011 from $169.6 million at December 31, 2010.  Included in the balance in certificates of deposits are brokered deposits in the amount of $3.9 million at March 31, 2011.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $7.0 million at March 31, 2011 and December 31, 2010, respectively.

Total stockholders’ equity increased $1.1 million to $70.5 million at March 31, 2011 from $69.4 million at December 31, 2010.  This increase was mainly attributable to $815,000 in net income and an increase in the accumulated other comprehensive income of $143,000.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and March 31, 2010

General.  Net income decreased $132,000 to $815,000 for the three months ended March 31, 2011 from $947,000 for the three months ended March 31, 2010.  The principal reasons for the decrease in net income was a reduction in net interest income of $132,000, an increase in non-interest expense of $312,000 offset by a decrease in income tax expense of $41,000, an increase in non-interest income of $127,000 and a reduction in the provision for loan losses of $144,000.

Interest Income.  Interest income decreased $686,000 for the three months ended March 31, 2011 from the three months ended March 31, 2010.  The decrease in interest income resulted from a decrease of $400,000 in interest income on loans and a decrease of $286,000 in interest income on securities.

Interest income on loans decreased $400,000 to $4.5 million for the three months ended March 31, 2011 from $4.9 million for the three months ended March 31, 2010.  The average balance of loans decreased $8.8 million to $317.8 million for the three months ended March 31, 2011 from $326.6 million for the three months ended March 31, 2010 and the average yield decreased to 5.66% for the three months ended March 31, 2011 from 6.00% for the three months ended March 31, 2010.

Interest income on securities decreased by $286,000 to $1.6 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 92 basis points to 2.78% for the three months ended March 31, 2011 from 3.70% for the three months ended March 31, 2010, offset by an increase in the average balance of taxable and tax-exempt securities to $228.2 million for the three months ended March 31, 2011 from $202.9 million for the three months ended March 31, 2010.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $554,000 to $1.9 million for the three months ended March 31, 2011 from $2.5 million for the three months ended March 31, 2010.

Interest expense on interest-bearing deposits decreased by $475,000 to $1.9 million for the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.57% for the three months ended March 31, 2011 from 2.02% for the three months ended March 31, 2010, offset by an increase in the average balance of interest-bearing deposits to $482.9 million for the three months ended March 31, 2011 from $473.3 million for the three months ended March 31, 2010.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2011, reflecting lower market rates.

Interest expense on borrowings decreased $79,000 to $48,000 for the three months ended March 31, 2011 from $127,000 for the three months ended March 31, 2010.  This decrease was primarily due to a $19.0 million decrease in the average balance of borrowings to $11.0 million for the three months ended March 31, 2011 from $30.0 million for the three months ended March 31, 2010 offset by an increase in the average rate paid on borrowings to 3.53% for the three months ended March 31, 2011 from 3.27% for the three months ended March 31, 2010.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $316,000 for the three months ended March 31, 2011 and a provision for loan losses of $460,000 for the three months ended March 31, 2010.  The allowance for loan losses was $3.8 million, or 1.18% of total loans, at March 31, 2011, compared to $3.0 million, or 0.91% of total loans, at March 31, 2010.  We increased the allowance for loan losses at March 31, 2011 due to increases in (i) general reserves for one- to four-family and commercial real estate loans, and (ii) specific allowances on loans individually evaluated for impairment, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we evaluated individually for impairment was $28.3 million at March 31, 2011 and $26.6 million at December 31, 2010, although we provided specific allowances on loans with principal balances of $9.0 million as of March 31, 2011 and $7.9 million as of December 31, 2010.  At March 31, 2011 and 2010, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at March 31, 2011 and 2010.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $417,000 for the three months ended March 31, 2011 and $290,000 for the three months ended March 31, 2010.  Fees and service charges on deposit accounts decreased by $28,000 to $278,000 for the three months ended March 31, 2011 from $306,000 for the three months ended March 31, 2010.  Gains on the sale of loans totaled $31,000 for the three months ended March 31, 2011 and $20,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2010, the other-than-temporary impairment of securities was $20,000 (pre-tax).  For the three months ended March 31, 2011, there was a net gain on the sale and call of investment securities in the amount of $22,000 compared to a net loss of $42,000 for the three months ended March 31, 2010.  Earnings on life insurance increased by $59,000 to $85,000 for the three months ended March 31, 2011 from $26,000 for the three months ended March 31, 2010.  This increase is due to the additional insurance policies purchased in the fourth quarter of 2010.

Non-interest Expense.  Non-interest expense increased $312,000 to $3.1 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010.  Compensation and benefits expense increased by $185,000 to $1.6 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010.  Occupancy and equipment expense decreased $41,000 to $413,000 for the three months ended March 31, 2011 from $454,000 for the three months ended March 31, 2010.  This decrease is mainly due to a reduction in repairs and maintenance on Company assets.  Federal deposit insurance premiums increased $46,000 to $240,000 for the three months ended March 31, 2011 from $194,000 for the three months ended March 31, 2010.  Data processing fees increased by $33,000 to $261,000 for the three months ended March 31, 2011 from $228,000 for the three months ended March 31, 2010.  This increase was due to an increase in the number of savings and loan accounts being serviced and the addition of services being offered to customers.    Professional fees increased $88,000 mainly due to an increase in legal fees due to increased collection efforts on loans.

Income Tax Expense. We recorded income tax expense of $319,000 for the three months ended March 31, 2011, compared to $360,000 for the three months ended March 31, 2010.  Our effective tax rates for the three months ended March 31, 2011 and 2010 were 28.1% and 27.5%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $15.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $198.3 million at March 31, 2011.  In addition, at March 31, 2011, we had the ability to borrow a total of $300.9 million from the Federal Home Loan Bank of New York (50% of our assets at that date with FHLB-NY Board of Directors approval).  On that date, we had $7.0 million in advances outstanding.

At March 31, 2011, loan commitments outstanding totaled $3.8 million. In addition to commitments to originate loans, we had $22.7 million in unadvanced funds to borrowers and a $500,000 commitment to purchase a corporate debt security.  Total certificates of deposit due within one year of March 31, 2011 totaled $103.9 million.  Total certificates of deposit due within one year of March 31, 2011 represent 19.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2011, we originated $12.7 million of loans and purchased $39.4 million of securities.  For the three months ended March 31, 2010, we originated $19.6 million of loans and purchased $24.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $10.4 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, did not change at March 31, 2011, remaining at $7.0 million.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

We have spent $361,000 for the acquisition and development of land in the Borough of Buena, New Jersey, $1.4 million for the acquisition and development of land in Harrison Township, New Jersey and $792,000 for the acquisition and development of land in Millville, New Jersey, in each case for the purpose of establishing a new full service branch office.  However, because building these offices is subject to state and local government approval, we cannot assure you that we will be able to open these facilities, or that we will be able to complete construction even if we expend significant funds on the construction projects.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, Colonial Bank, FSB exceeded all of the Office of Thrift Supervision regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

As of March 31, 2011, except as disclosed in previous SEC filings, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended March 31, 2011.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: May 13, 2011	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)