Form 10-Q
period 2011-06-30
Colonial Financial Services, Inc.
filed 2011-08-12
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
   ☒        Yes       ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).                ☒    Yes        ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             ☐   Yes   ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of August 12, 2011, 4,188,456 shares of common stock, par value $0.01 per share

PART I      FINANCIAL INFORMATION
Item 1.          Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2011	December 31, 2010

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$14,367	$20,726
Investment securities available for sale	224,001	181,567
Investment securities held to maturity (fair value at June 30, 2011 - $24,638; at December 31, 2010 - $38,365)	24,240	38,214
Loans receivable, net of allowance for loan losses of $4,085 at June 30, 2011 and $3,543 at December 31, 2010	308,722	319,987
Loans available for sale	-	659
Real estate owned	1,122	276
Federal Home Loan Bank stock, at cost	1,378	1,120
Office properties and equipment, net	10,671	10,936
Bank-owned life insurance	10,115	9,943
Accrued interest receivable	1,907	2,025
Other assets	4,652	4,889
Total Assets	$601,175	$590,342

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$21,774	$20,279
Interest-bearing	493,753	492,557
Total deposits	515,527	512,836
Federal Home Loan Bank short-term borrowings	10,425	-
Federal Home Loan Bank long-term borrowings	2,000	7,000
Advances from borrowers for taxes and insurance	647	544
Accrued interest payable and other liabilities	753	550
Total Liabilities	529,352	520,930

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 4,188,456 shares	42	42
Additional paid-in capital	41,126	40,962
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,794)	(1,794)
Retained earnings	29,146	27,749
Accumulated other comprehensive income	3,303	2,453
Total Stockholders’ Equity	71,823	69,412
Total Liabilities and Stockholders’ Equity	$601,175	$590,342

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(Dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,427	$4,867		$8,928	$9,768
Mortgage-backed securities	1,001	1,238		2,037	2,516
Investment securities: Taxable	446	425		831	847
Investment securities: Tax-exempt	158	165		326	340
Total Interest Income	6,032	6,695		12,122	13,471

Interest Expense
Deposits	1,860	2,248		3,735	4,598
Borrowings	42	124		90	251
Total Interest Expense	1,902	2,372		3,825	4,849
Net Interest Income	4,130	4,323		8,297	8,622

Provision for Loan Losses	480	42		796	502
Net Interest Income after Provision for Loan Losses	3,650	4,281		7,501	8,120

Non-Interest Income
Fees and service charges	303	318		581	624
Gain on sale of loans	8	50		39	70

Impairment charge on investment securities	-	(1)		-	(21)
Portion of loss recognized in other comprehensive income (before taxes)	-	-		-	-
Net impairment losses recognized in earnings	-	(1)		-	(21)

Net gain on sales and calls of investment securities	5	62		27	20
Earnings on life insurance	87	26		172	52
Other	2	1		3	1
Total Non-Interest Income	405	456		822	746

Non-Interest Expenses
Compensation and benefits	1,654	1,497		3,289	2,947
Occupancy and equipment	422	411		835	865
FDIC insurance premium	242	191		482	385
Data processing	230	237		491	465
Office supplies	39	42		83	68
Professional fees	288	140		487	251
Advertising and promotions	57	47		83	88
Other	343	299		659	617
Total Non-Interest Expenses	3,275	2,864		6,409	5,686
Income before Income Tax Expense	780	1,873		1,914	3,180

Income Tax expense	198	629		517	989
Net Income	$582	$1,244		$1,397	$2,191

Per Share Data (See Note 3):
Earnings per share – basic	$0.15	$0.31	*	$0.35	$0.55	*
Earnings per share – diluted	$0.15	$0.31	*	$0.35	$0.55	*
Weighted average number of shares outstanding – basic	4,014,871	4,021,539	*	4,014,871	4,021,539	*
Weighted average number of shares outstanding – diluted	4,014,871	4,021,539	*	4,014,871	4,021,539	*

*
Earnings per share and average common shares outstanding for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity

	(Dollars in thousands, except share data)
Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$-	$2,453	$69,412
Comprehensive income:
Net income	-	-	-	-	1,397	-	-	1,397
Net change in unrealized gain on securities available for sale, net of tax effect of $444	-	-	-	-	-	-	850	850
Total Comprehensive income	-	-	-	-	-	-	-	2,247

Stock-based compensation expense (restricted stock awards)	-	-	92	-	-	-	-	92

Stock-based compensation expense (stock options)	-	-	72	-	-	-	-	72

Balance, June 30, 2011	4,188,456	$42	$41,126	$(1,794)	$29,146	$-	$3,303	$71,823

Balance, January 1, 2010	4,440,246	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income	-	-	-	-	2,191	-	-	2,191
Net change in unrealized gain on securities available for sale, net of tax effect of $328	-	-	-	-	-	-	601	601
Total Comprehensive income	-	-	-	-	-	-	-	2,792

Stock-based compensation expense (restricted stock awards)	-	-	111	-	-	-	-	111

Stock-based compensation expense (stock options)	-	-	74	-	-	-	-	74

Balance, June 30, 2010	4,440,246	$452	$20,813	$(1,084)	$26,070	$(1,596)	$3,839	$48,494

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$1,397	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	796	502
Depreciation expense	333	346
Stock-based compensation expense	164	185
Impairment charge on investment securities	-	21
Net earnings on bank-owned life insurance	(172)	(52)
Loans originated for sale	(1,205)	(4,435)
Proceeds from sale of loans	1,903	4,505
Gain on sale of loans	(39)	(70)
Net amortization of loan costs	-	28
Net (gain) loss on sales and calls of investment securities	(27)	(20)
Accretion of premium and discount on investment securities, net	(117)	(217)
Decrease in accrued interest receivable	118	41
Decrease in other assets	237	296
Increase in accrued interest payable and other liabilities	203	1,243
Net cash provided by operating activities	3,591	4,564
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	-	1,514
Proceeds from sales on investment securities held-to-maturity	-	739
Proceeds from sales of mortgage-backed securities available-for-sale	-	1,816
Proceeds from calls and maturities of investment securities available-for-sale	28,475	29,249
Proceeds from calls and maturities of investment securities held-to-maturity	19,674	15,932
Purchase of investment securities available-for-sale	(70,169)	(34,837)
Purchase of investment securities held-to-maturity	(6,456)	(19,020)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(18,983)	(13,200)
Purchase of office properties and equipment	(68)	(110)
Principal repayments from investment securities	743	872
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	19,250	16,027
Net decrease (increase) of Federal Home Loan Bank stock	(258)	431
Net decrease (increase) in loans receivable	9,623	(6,219)
Net cash used in investing activities	(18,169)	(6,806)
Cash Flows from Financing Activities:
Net increase in deposits	2,691	16,694
Increase (repayment) of Federal Home Loan Bank short-term borrowings	10,425	(7,300)
Repayment of Federal Home Loan Bank long-term borrowings	(5,000)	(3,000)
Increase in advances from borrowers for taxes and insurance	103	48
Net cash provided by financing activities	8,219	6,442
(Decrease) increase in cash and cash equivalents	(6,359)	4,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,726	15,882
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,367	$20,082

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$3,853	$4,909
Income taxes	$1,007	$1,478

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$846	$489

See notes to unaudited consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc. (the “Company”), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank”) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering.  Colonial Bank, FSB is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank, FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares was paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. issued 4,173,444 shares of stock.

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

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.

The Company is subject to regulations of certain federal banking agencies.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency, the agency that regulates national banks.  As a result, the Office of the Comptroller of the Currency has assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations as of July 21, 2011.  The Office of Thrift Supervision was eliminated on July 21, 2011.

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months and six months ended June 30, 2011 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in this update.  Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) the financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) the agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and International Financial Reporting Standards (“IFRSs”).  The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  The amendments in this update result in common fair value measurement and disclosure requirements in U. S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U. S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of whether an entity chooses to present comprehensive income in a continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented.  The amendments do not affect how earnings per share is calculated or presented.  The amendments in this update are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended June 30, 2011 and 2010 is $582,000 and $1,244,000, respectively.  The net income for the six months ended June 30, 2011 and 2010 is $1,397,000 and $2,191,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At June 30, 2011 and 2010, there were 202,967 and 206,381 anti-dilutive options and awards excluded from the computation of diluted earnings per share because the option price was greater than the average market price or the shares have not vested yet.  Earnings per share and average common shares outstanding have been adjusted to reflect the impact of the exchange ratio which was a result of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$582,000	$1,244,000	$1,397,000	$2,191,000

Weighted average common shares issued	4,188,456	4,249,942	4,188,456	4,249,942
Average unearned ESOP shares	(173,585)	(101,869)	(173,585)	(101,869)
Average treasury stock shares	-	(126,534)	-	(126,534)
Weighted average common shares outstanding-basic	4,014,871	4,021,539	4,014,871	4,021,539
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	4,014,871	4,021,539	4,014,871	4,021,539
Basic earnings per share	$0.15	$0.31	$0.35	$0.55
Diluted earnings per share	$0.15	$0.31	$0.35	$0.55

4.	Stock-Based Compensation

At June 30, 2011, the Company has a share-based compensation plan, the 2006 Stock-Based Incentive Plan of Colonial Bankshares, Inc. (the “2006 Plan”), which was assumed by the Company as part of the second-step conversion.  Shares of restricted stock and options were first issued under the plan in October 2006 and have been adjusted for the exchange ratio.

On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vests 20% annually beginning October 19, 2007.

For the three and six months ended June 30, 2011, $43,000 and $86,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000 and $30,000, respectively.  For the three and six months ended June 30, 2010, $56,000 and $111,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $19,000 and $38,000, respectively.  As of June 30, 2011 and 2010, there was $46,000 and $285,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 0.25 and 1.25 years, respectively.

On January 20, 2011, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.

For the three and six months ended June 30, 2011, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2011, there was $33,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.50 years.

A summary of the status of the shares under the 2006 Plan as of June 30, 2011 and changes during the six months ended June 30, 2011 are presented below.  The number of shares and weighted average grant date fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

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

A summary of the status of the Company’s stock options under the 2006 Plan as of June 30, 2011 and changes during the six months ended June 30, 2011 are presented below.  The number of options and weighted average exercise price has been adjusted for the exchange ratio as a result of our second-step conversion:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	176,332	$13.27
Granted	8,328	12.00
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	184,660	$13.21
Exercisable at end of period	143,571	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option (as adjusted).  The weighted average contractual term of options outstanding and exercisable was 5.25 years at June 30, 2011 and 6.25 years at June 30, 2010.

Stock-based compensation expense related to stock options granted in 2006 for the three and six months ended June 30, 2011, was $33,000 and $66,000 with a related tax benefit of $11,000 and $22,000, respectively.  For the three and six months ended June 30, 2010, $37,000 and $74,000 in compensation expense was recognized in regard to these stock options with a related tax benefit of $13,000 and $26,000, respectively.  As of June 30, 2011, there was approximately $30,000 of unrecognized compensation cost related to unvested stock options granted in 2006.  The cost will be recognized in a straight line method over a period of 0.25 years.  At June 30, 2010, there was approximately $193,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 9.50 years at June 30, 2011.

Stock-based compensation expense related to stock options awarded in 2011 for the three and six months ended June 30, 2011, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2011, there was approximately $34,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 2.50 years.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $62,000 and $28,000 for the three months ended June 30, 2011 and 2010, respectively.  The Company’s contribution expense for the ESOP was $124,000 and $50,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	June 30, 2011	June 30, 2010
Shares released for allocation	74,614	54,529
Unreleased shares	173,585	101,870
Total ESOP shares	248,199	156,399

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	$1,093	$983	$1,321	$970
Reclassification for impairment charge on investment securities	-	(1)	-	(21)
Reclassification adjustment for net gains realized in net income	(5)	(62)	(27)	(20)
Net unrealized gains	1,087	920	1,294	929
Tax effect	380	320	444	328
Net of tax amount	$707	$600	$850	$601

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $3.1 million of standby letters of credit outstanding as of June 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
June 30, 2011
U. S. Government obligations	$84,382	$282	$(181)	$84,483
Corporate debt obligations	10,070	264	(33)	10,301
Mutual fund	850	49	-	899
Municipal debt obligations	3,776	42	(13)	3,805
SBA pools	2,398	4	(11)	2,391
Mortgage-backed securities	52,674	3,595	(40)	56,229
Collateralized mortgage obligations	64,774	1,130	(11)	65,893
	$218,924	$5,366	$(289)	$224,001

December 31, 2010
U. S. Government obligations	$42,653	$124	$(338)	$42,439
Corporate debt obligations	9,712	243	(43)	9,912
Mutual fund	850	51	-	901
Municipal debt obligations	4,176	36	(58)	4,154
SBA pools	3,252	8	(14)	3,246
Mortgage-backed securities	60,799	3,727	(43)	64,483
Collateralized mortgage obligations	56,342	574	(484)	56,432
	$177,784	$4,763	$(980)	$181,567

Held to Maturity:
June 30, 2011
Corporate debt obligations	$1,190	$232	$-	$1,422
Municipal debt obligations	22,148	135	(60)	22,223
Mortgage-backed securities	902	91	-	993
	$24,240	$458	$(60)	$24,638

December 31, 2010
Corporate debt obligations	$1,190	$212	$-	$1,402
Municipal debt obligations	35,284	96	(259)	35,121
Mortgage-backed securities	1,740	102	-	1,842
	$38,214	$410	$(259)	$38,365

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at June 30, 2011 and December 31, 2010 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$18,546	$18,546	$3,049	$3,109
Due after one year through five years	-	-	78,527	78,701
Due after five years through ten years	2,741	3,041	16,861	17,039
Due thereafter	2,051	2,058	3,039	3,030
Sub-total	23,338	23,645	101,476	101,879
Mortgage-backed securities and collateralized mortgage obligations	902	993	117,448	122,122
Total	$24,240	$24,638	$218,924	$224,001

At June 30, 2011 and December 31, 2010, $63.8 million and $70.6 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $27,000 while gross realized gains on held-to-maturity securities totaled $0, for the six months ended June 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the six months ended June 30, 2011.

Gross realized gains on available-for-sale securities totaled $76,000 while gross realized gains on held-to-maturity securities total $0, for the six months ended June 30, 2010.  Gross realized losses on available-for-sale securities totaled $0 and gross realized losses on held-to-maturity securities total $56,000, for the six months ended June 30, 2010.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$40,661	$181	$-	$-	$40,661	$181
Corporate debt obligations	1,968	10	950	23	2,918	33
Municipal debt obligations	509	2	619	11	1,128	13
SBA pools	-	-	1,963	11	1,963	11
Mortgage-backed securities	1,590	40	-	-	1,590	40
Collateralized mortgage obligations	5,214	11	-	-	5,214	11
Total	$49,942	$244	$3,532	$45	$53,474	$289

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$26,176	$338	$-	$-	$26,176	$338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Mortgage-backed securities	1,620	42	115	1	1,735	43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
Total	$51,907	$897	$3,479	$83	$55,386	$980

At June 30, 2011, there were 31 securities in the less-than-twelve-month category and nine securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 31 securities in the less-than-twelve-month position for the available-for-sale category are 21 U. S. government obligations, four corporate debt obligations, one municipal debt obligations, two mortgage-backed securities and three collateralized mortgage obligations.  Included in the nine securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt security, two municipal debt securities and six SBA pools.

The following table shows the Company’s held-to-maturity investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$1,190	$47	$255	$13	$1,445	$60
Total	$1,190	$47	$255	$13	$1,445	$60

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259
Total	$2,346	$226	$228	$33	$2,574	$259

At June 30, 2011, there were two securities in the less-than-twelve month category and one security in the twelve-month-or-more category for the held-to-maturity portfolio.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the U. S. Government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2011.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and drug sectors of the economy.  All interest payments are current in regards to all the corporate investments.  There was a $21,000 other-than-temporary impairment writedown for the six months ended June 30, 2010.  This writedown was on an AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s.  During 2010, the Company sold this held-to-maturity corporate debt obligation.  In regards to the other corporate investments, as the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2011.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2011.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (GSE) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2011.

8.           Loans

The components of loans at June 30, 2011 and December 31, 2010 are as follows:

	At June 30, 2011		At December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$138,168	44.1%	$140,244	43.3%
Multi-family	3,087	1.0	3,124	1.0
Commercial	109,274	34.9	114,242	35.2
Construction	3,323	1.1	5,944	1.8
Home equity loans and lines of credit	33,751	10.8	35,373	10.9
Commercial	24,185	7.7	23,253	7.2
Consumer	1,452	0.4	1,783	0.6
Total loans receivable	313,240	100.0%	323,963	100.0%
Deferred loan fees	(433)		(433)
Allowance for loan losses	(4,085)		(3,543)
Total loans receivable, net	$308,722		$319,987

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

Loans are reviewed on a regular basis, and are placed on nonaccrual status when either principal or interest is 90 days or more past due.  In addition, we  classify loans when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.  Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the adequacy of the allowances for loan losses on a monthly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company methodology for assessing the appropriateness of the allowance for loan losses consists of 1) a specific valuation allowance on identified problem loans; 2) a general valuation allowance on the remainder of the loan portfolio; and 3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  We periodically evaluate the carrying value of loans and the factors used in our evaluation of our allowance for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations or if we adjust the factors we use in our methodology.  This may reduce our net income by increasing our provision for loan losses.

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2011 (in thousands):

	At or for the three months ended June 30, 2011
	Real Estate
	One-to four-family	Multi-family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Balance at beginning of period	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796
Charge-offs	(119)	-	(74)	-	-	-	(2)	-	(195)
Recoveries	1	-	-	-	-	2	1	-	4
Provision	396	-	88	(31)	(2)	1	28	-	480
Balance at end of period	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

The following table sets forth the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2011 (in thousands):

	At or for the six months ended June 30, 2011
	Real Estate
	One-to four-family	Multi-family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Balance at beginning of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(139)	-	(87)	(33)	-	-	(4)	-	(263)
Recoveries	2	-	-	-	-	4	3	-	9
Provision	499	-	204	(4)	31	80	(14)	-	796
Balance at end of period	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

Allowance ending balance
Related to loans individually evaluated for impairment	$719	$-	$1,406	$-	$55	$57	$1	$-	$2,238
Related to loans collectively evaluated for impairment	223	27	511	28	11	433	114	500	1,847
Total allowance	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

The following table sets forth the activity in the allowance for loan losses by portfolio class for the year ended December 31, 2010 (in thousands):

	At or for the year ended December 31, 2010
	Real Estate
	One-to four-family	Multi-family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Balance at beginning of period	$418	$10	$1,001	$166	$42	$283	$186	$500	$2,606
Charge-offs	(223)	-	(144)	(0)	-	(15)	(38)	-	(420)
Recoveries	-	-	-	-	-	5	12	-	17
Provision	385	17	943	(101)	(7)	133	(30)	-	1,340
Balance at end of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

Allowance ending balance
Related to loans individually evaluated for impairment	$287	$-	$698	$-	$-	$-	$-	$-	$985
Related to loans collectively evaluated for impairment	293	27	1,102	65	35	406	130	500	2,558
Total allowance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment as of June 30, 2011 (in thousands):

	At June 30, 2011
	Real Estate
Loans Receivable	One-to four-family	Multi-family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Individually evaluated for impairment	$8,462	$645	$16,993	$1,736	$812	$92	$9	$-	$28,749
Collectively evaluated for impairment	129,706	2,442	92,281	1,587	32,939	24,093	1,443	-	284,491
Ending Balance	$138,168	$3,087	$109,274	$3,323	$33,751	$24,185	$1,452	$-	$313,240

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment as of December 31, 2010 (in thousands):

	At December 31, 2010
	Real Estate
Loans Receivable	One-to four-family	Multi-family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Individually evaluated for impairment	$6,429	$645	$17,388	$1,753	$106	$288	$40	$-	$26,649
Collectively evaluated for impairment	133,815	2,479	96,854	4,191	35,267	22,965	1,743	-	297,314
Ending Balance	$140,244	$3,124	$114,242	$5,944	$35,373	$23,253	$1,783	$-	$323,963

The following is a summary of changes in the allowance for loan losses:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$3,796	$3,016	$3,543	$2,606
Provision charged to operations	480	42	796	502
Charge-offs	(195)	(288)	(263)	(342)
Recoveries	4	1	9	5
Balance, end of period	$4,085	$2,771	$4,085	$2,771

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio.

The following table presents the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of June 30, 2011 and December 31, 2010:

June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$125,753	$3,953	$8,462	$-	$138,168
Multi-family	2,442	-	645	-	3,087
Commercial	86,585	5,696	16,993	-	109,274
Construction	1,472	115	1,736	-	3,323
Home equity and credit lines	32,003	936	812	-	33,751
Commercial	24,032	61	92	-	24,185
Consumer	1,368	75	9	-	1,452
Total	$273,655	$10,836	$28,749	$-	$313,240

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$131,773	$2,306	$6,165	$-	$140,244
Multi-family	3,124	-	-	-	3,124
Commercial	96,381	5,897	11,964	-	114,242
Construction	5,560	-	384	-	5,944
Home equity and credit lines	33,804	1,087	482	-	35,373
Commercial	22,919	46	288	-	23,253
Consumer	1,644	93	46	-	1,783
Total	$295,205	$9,429	$19,329	$-	$323,963

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011:

At or for the three and six months ended June 30, 2011	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment for the six months ended June 30, 2011	Interest income recognized for the six months ended June 30, 2011	Average recorded investment for the three months ended June 30, 2011	Interest income recognized for the three months ended June 30, 2011
	(In thousands)
With an allowance recorded:
Real estate loans:
One- to-four family	$3,000	$3,000	$719	$2,742	$29	$2,735	$22
Multi-family	-	-	-	-	-	-	-
Commercial	5,494	5,494	1,406	5,505	117	5,499	59
Construction	-	-	-	-	-	-	-
Home equity and credit lines	183	183	55	173	-	183	-
Commercial	65	65	57	67	2	67	1
Consumer	9	9	1	9	-	9	-

With no related allowance recorded:
Real estate loans:
One- to-four family	$5,462	$5,462	$-	$5,468	$48	$5,635	$34
Multi-family	645	645	-	645	10	645	5
Commercial	11,499	11,499	-	11,524	189	11,508	99
Construction	1,736	1,736	-	1,750	21	1,748	10
Home equity and credit lines	629	629	-	631	12	631	2
Commercial	27	27	-	233	1	169	-
Consumer	-	-	-	-	-	-	-

Total
Real estate loans:
One- to-four family	$8,462	$8,462	$719	$8,210	$77	$8,370	$56
Multi-family	645	645	-	645	10	645	5
Commercial	16,993	16,993	1,406	17,029	306	17,007	158
Construction	1,736	1,736	-	1,750	21	1,748	10
Home equity and credit lines	812	812	55	804	12	814	2
Commercial	92	92	57	300	3	236	1
Consumer	9	9	1	9	-	9	-

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

At or for the year ended December 31, 2010	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One-to-four family	$2,500	$2,500	$287	$627	$92
Multi-family	-	-	-	-	-
Commercial	5,431	5,431	698	1,361	303
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-

With no related allowance recorded:
Real estate loans:
One-to-four family	$3,929	$3,929	$-	$1,370	$150
Multi-family	645	645	-	689	21
Commercial	11,957	11,957	-	6,232	561
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

Total
Real estate loans:
One-to-four family	$6,429	$6,429	$287	$1,997	$242
Multi-family	645	645	-	689	21
Commercial	17,388	17,388	698	7,593	864
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4

Information on impaired loans for the three and six months ended June 30, 2011 and June 30, 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Average recorded investment of impaired loans	$28,828	$7,924	$29,014	$7,922
Interest income recognized during impairment	$431	$101	$775	$201
Cash basis interest income recognized	$233	$73	$429	$134

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At June 30, 2011
Real estate loans:
One- to four-family	$236	$80	$4,670	$4,986	$133,182	$138,168	$-
Multi-family	-	-	-	-	3,087	3,087	-
Commercial	186	-	3,621	3,807	105,467	109,274	-
Construction	-	-	383	383	2,940	3,323	-
Home equity loans and lines of credit	131	429	442	1,002	32,749	33,751	-
Commercial	37	-	20	57	24,128	24,185	-
Consumer and other	32	4	-	36	1,416	1,452	-
Total	$622	$513	$9,136	$10,271	$302.969	$313,240	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2010
Real estate loans:
One- to four-family	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	3,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and lines of credit	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304.619	$323,963	$-

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

Non-performing assets and troubled debt restructurings at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,670	$5,574
Multi-family	-	-
Commercial	3,621	4,337
Construction	383	384
Home equity loans and lines of credit	442	106
Commercial	20	288
Consumer	-	31
Total non-accrual loans	9,136	10,720

Accruing loans 90 days or more past due:
All loans	-	-

Total non-performing loans	9,136	10,720

Foreclosed real estate	1,122	276

Total non-performing assets	$10,258	$10,996

Troubled debt restructurings:
Real estate loans:
One- to four-family	$3,579	$855
Multi-family	645	645
Commercial	13,272	13,051
Construction	1,354	1,369
Home equity loans and lines of credit	-	-
Commercial	-	-
Consumer	9	9

Total troubled debt restructurings	18,859	15,929

Total non-performing assets and troubled debt restructurings	$29,117	$26,925

Ratios:
Total non-performing loans to total loans	2.92%	3.31%
Total non-performing loans to total assets	1.52%	1.82%
Total non-performing assets to total assets	1.71%	1.86%

At June 30, 2011, the nonaccrual loans consisted of 33 one-to four-family residential dwellings units, six commercial properties, two construction loans, six home equity loans and one non-mortgage commercial loans.  The foreclosed real estate consisted of one vacant lot, two one- to four-family dwelling units and three nonresidential properties.  The troubled debt restructurings consisted of 15 one- to four-family dwelling units, one multi-family loan, ten nonresidential properties, one construction loan and one consumer loan.

9.	Deposits

Deposit accounts, by type, at June 30, 2011 and December 31, 2010 are summarized as follows:

	At June 30, 2011			At December 31, 2010
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$21,774	4.22%	-%	$20,279	3.95%	-%
Savings	108,812	21.11	1.31	106,367	20.74	1.52
NOW accounts	113,612	22.04	0.90	115,514	22.52	0.89
Super NOW accounts	36,794	7.14	1.07	34,182	6.67	1.16
Money market deposit	72,229	14.01	1.11	66,901	13.05	1.24
Total transaction accounts	353,221	68.52	1.03	343,243	66.93	1.13

Certificates of deposit	162,306	31.48	2.17	169,593	33.07	2.36

Total deposits	$515,527	100.00%	1.39%	$512,836	100.00%	1.54%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2011 and December 31, 2010:

Maturity	Interest Rate	June 30, 2011	December 31, 2010
		(Dollars in thousands)
April 20, 2011	1.22%	$-	$2,000
June 23, 2011	4.31%	-	3,000
July 1, 2011	0.34%	10,425	-
October 22, 2012	2.12%	2,000	2,000
		$12,425	$7,000

At June 30, 2011, the Bank had a borrowing capacity of 30% of assets or $180.4 million available from the FHLB of New York (50% of assets with FHLB Board of Directors approval).  At June 30, 2011, the Bank had $12.4 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$84,483	$-	$84,483	$-
Corporate debt obligations	10,301	-	10,301	-
Mutual fund	899	899	-	-
Municipal debt obligations	3,805	-	3,805	-
SBA pools	2,391	-	2,391	-
Mortgage-backed securities	56,229	-	56,229	-
Collateralized mortgage obligations	65,893		65,893
Total investment securities available-for-sale	$224,001	$899	$223,102	$-

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. Government obligations	$42,439	$-	$42,439	$-
Corporate debt obligations	9,912	-	9,912	-
Mutual fund	901	901	-	-
Municipal debt obligations	4,154	-	4,154	-
SBA pools	3,246	-	3,246	-
Mortgage-backed securities	64,483	-	64,483	-
Collateralized mortgage obligations	56,432		56,432
Total investment securities available-for-sale	$181,567	$901	$180,666	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010:

	June 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,513	$-	$-	$6,513
Real estate owned	$835	$-	$-	$835

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,946	$-	$-	$6,946
Real estate owned	$276	$-	$-	$276

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2011 and December 31, 2010:

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$14,367	$14,367	$20,726	$20,776
Investment securities available-for-sale	224,001	224,001	181,567	181,567
Corporate debt obligations held-to-maturity	1,190	1,422	1,190	1,402
Municipal debt obligations held-to-maturity	22,148	22,223	35,284	35,121
Mortgage-backed securities held-to-maturity	902	993	1,740	1,842
Federal Home Loan Bank stock	1,378	1,378	1,120	1,120
Loans receivable, net	308,722	324,670	319,987	340,423
Loans available for sale	-	-	659	659
Accrued interest receivable	1,907	1,907	2,025	2,025

Liabilities:
Deposits	515,527	519,951	512,836	517,364
Federal Home Loan Bank short-term borrowings	10,425	10,425	-	-
Federal Home Loan Bank long-term borrowings	2,000	2,069	7,000	7,168
Accrued interest payable	47	47	75	75

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-”Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at June 30, 2011.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets increased $10.9 million, or 1.8%, to $601.2 million at June 30, 2011, from $590.3 million at December 31, 2010.  The increase was mainly the result of increases in investment securities available-for-sale and real estate owned offset by decreases in investment securities held-to-maturity, cash and amounts due from banks, loans receivable and loans available for sale.

Net loans receivable decreased $11.3 million, or 3.5%, to $308.7 million at June 30, 2011 from $320.0 million at December 31, 2010.  Commercial real estate loans decreased $4.9 million to $109.3 million at June 30, 2011 from $114.2 million at December 31, 2010.  Construction loans decreased $2.6 million to $3.3 million at June 30, 2011 from $5.9 million at December 31, 2010.  One- to four-family residential real estate loans decreased $2.0 million to $138.2 million at June 30, 2011 from $140.2 million at December 31, 2010.    Home equity loans and lines of credit decreased $1.6 million to $33.8 million at June 30, 2011 from $35.4 million at December 31, 2010.  Multi-family mortgage loans decreased $37,000 to $3.1 million at June 30, 2011.    Commercial loans increased by $932,000 to $24.2 million at June 30, 2011 from $23.3 million at December 31, 2010.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate portfolio and we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $9.1 million at June 30, 2011 from $10.7 million at December 31, 2010.  We noted a decrease in the total past due to $10.3 million at June 30, 2011 from $19.3 million at December 31, 2010.  There was a decrease in the 30-59 days past due category to $622,000 at June 30, 2011 from $4.1 million at December 31, 2010 and a decrease in the 60-89 days past due category to $513,000 at June 30, 2011 from $4.6 million at December 31, 2010.

Real estate owned totaled $1.1 million at June 30, 2011 as we completed the foreclosure process on one non-residential property during the three months ended June 30, 2011.

Securities available-for-sale increased $42.4 million, or 23.4%, to $224.0 million at June 30, 2011 from $181.6 million at December 31, 2010.  This increase was the result of purchases in the amount of $89.2 million and a market value increase of $1.3 million offset by calls and maturities in the amount of $28.5 million and $19.6 million in principal amortization.  Securities held-to-maturity decreased by $14.0 million, to $24.2 million at June 30, 2011 from $38.2 million at December 31, 2010.  This decrease was the result of calls and maturities in the amount of $19.7 million and $840,000 in principal amortization offset by purchases in the amount of $6.5 million.

Deposits increased $2.7 million, or 0.5%, to $515.5 million at June 30, 2011 from $512.8 million at December 31, 2010.  The largest increase was in MMDA accounts, which increased $5.3 million to $72.2 million at June 30, 2011 from $66.9 million at December 31, 2010.  Savings accounts increased $2.4 million to $108.8 million at June 30, 2011 from $106.4 million at December 31, 2010.  Super NOW accounts increased by $2.6 million to $36.8 million at June 30, 2011 from $34.2 million at December 31, 2010.  Non-interest bearing demand accounts increased by $1.5 million to $21.8 million at June 30, 2011 from $20.3 million at December 31, 2010.  Certificates of deposit decreased by $7.3 million to $162.3 million at June 30, 2011 from $169.6 million at December 31, 2010.  Included in the balance in certificates of deposits are brokered deposits in the amount of $3.9 million at June 30, 2011.  We have reduced our reliance on brokered certificates of deposit in favor of lower cost, core deposits, which has decreased our cost of funds.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $12.4 million at June 30, 2011 and $7.0 million at December 31, 2010.

Total stockholders’ equity increased $2.4 million to $71.8 million at June 30, 2011 from $69.4 million at December 31, 2010.  This increase was mainly attributable to $1.4 million in net income and an increase in accumulated other comprehensive income of $850,000.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and June 30, 2010

General.  Net income decreased $662,000 to $582,000 for the three months ended June 30, 2011 from $1.2 million for the three months ended June 30, 2010.  The principal reasons for the decrease in net income were a reduction in net interest income of $193,000, an increase in the provision for loan losses of $438,000, a decrease in non-interest income of $51,000 and an increase in non-interest expense of $411,000 offset by a decrease in income taxes of $431,000.

Interest Income.  Interest income decreased $663,000 to $6.0 million for the three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010.  The decrease in interest income resulted from a decrease of $440,000 in interest income on loans and a decrease of $223,000 in interest income on securities.

Interest income on loans decreased $440,000 to $4.4 million for the three months ended June 30, 2011 from $4.9 million for the three months ended June 30, 2010.  The average balance of loans decreased $14.2 million to $313.9 million for the three months ended June 30, 2011 from $328.1 million for the three months ended June 30, 2010 and the average yield decreased to 5.64% for the three months ended June 30, 2011 from 5.93% for the three months ended June 30, 2010.

Interest income on securities decreased by $223,000 to $1.6 million for the three months ended June 30, 2011 from $1.8 million for the three months ended June 30, 2010.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 101 basis points to 2.65% for the three months ended June 30, 2011 from 3.66% for the three months ended June 30, 2010, offset by an increase in the average balance of taxable and tax-exempt securities to $242.5 million for the three months ended June 30, 2011 from $199.6 million for the three months ended June 30, 2010.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $470,000 to $1.9 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010.

Interest expense on interest-bearing deposits decreased by $388,000 to $1.9 million for the three months ended June 30, 2011 from $2.2 million for the three months ended June 30, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.54% for the three months ended June 30, 2011 from 1.94% for the three months ended June 30, 2010, offset by an increase in the average balance of interest-bearing deposits to $485.5 million for the three months ended June 30, 2011 from $472.8 million for the three months ended June 30, 2010.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended June 30, 2011.

Interest expense on borrowings decreased $82,000 to $42,000 for the three months ended June 30, 2011 from $124,000 for the three months ended June 30, 2010.  This decrease was primarily due to a $9.3 million decrease in the average balance of borrowings to $6.7 million for the three months ended June 30, 2011 from $15.1 million for the three months ended June 30, 2010 and a decrease in the average rate paid on borrowings to 2.52% for the three months ended June 30, 2011 from 3.28% for the three months ended June 30, 2010.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

 Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb probable credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, we consider past and current loss experience, evaluation of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming and other classified loans.  The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or later events change.  We assess the allowance for loan losses on a monthly basis and make provisions for loan losses in order to maintain the allowance.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $480,000 for the three months ended June 30, 2011 and a provision for loan losses of $42,000 for the three months ended June 30, 2010.  The allowance for loan losses was $4.1 million, or 1.30% of total loans, at June 30, 2011, compared to $2.8 million, or 0.84% of total loans, at June 30, 2010.  We increased the allowance for loan losses at June 30, 2011 due to increases in (i) general reserves for one- to four-family and commercial real estate loans, and (ii) specific allowances on loans individually evaluated for impairment, in each case where the recorded investment in the loan exceeds the estimated net realizable value of the collateral.  The estimated net realizable value of the collateral includes an increased amount for estimated selling expenses.   Our balance of loans we evaluated individually for impairment was $28.7 million at June 30, 2011 and $26.6 million at December 31, 2010, although we provided specific allowances on loans with principal balances of $8.7 million as of June 30, 2011 and $7.9 million as of December 31, 2010.  At June 30, 2011 and 2010, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $405,000 for the three months ended June 30, 2011 and $456,000 for the three months ended June 30, 2010.  Fees and service charges on deposit accounts decreased by $15,000 to $303,000 for the three months ended June 30, 2011 from $318,000 for the three months ended June 30, 2010.  Gains on the sale of loans totaled $8,000 for the three months ended June 30, 2011 and $50,000 for the three months ended June 30, 2010.  For the three months ended June 30, 2010, the other-than-temporary impairment of securities was $1,000 (pre-tax).  For the three months ended June 30, 2011, there was a net gain on the sale and call of investment securities in the amount of $5,000 compared to a net gain of $62,000 for the three months ended June 30, 2010.  Earnings on life insurance increased by $61,000 to $87,000 for the three months ended June 30, 2011 from $26,000 for the three months ended June 30, 2010.  This increase is due to the additional insurance policies purchased in the fourth quarter of 2010.

Non-interest Expense.  Non-interest expense increased $411,000 to $3.3 million for the three months ended June 30, 2011 from $2.9 million for the three months ended June 30, 2010.  Compensation and benefits expense increased by $157,000 to $1.7 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.  Normal salary increases, increases in payroll taxes, and an increase in the ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense increased $11,000 to $422,000 for the three months ended June 30, 2011 from $411,000 for the three months ended June 30, 2010.  An increase in furniture, fixture and equipment expense offset by a reduction in repairs and maintenance on buildings account for the increase in occupancy and equipment expense.  Federal deposit insurance premiums increased $51,000 to $242,000 for the three months ended June 30, 2011 from $191,000 for the three months ended June 30, 2010.  Data processing fees decreased by $7,000 to $230,000 for the three months ended June 30, 2011 from $237,000 for the three months ended June 30, 2010.  Professional fees increased $148,000 mainly due to an increase in legal fees due to increased collection efforts on loans.

Income Tax Expense. We recorded income tax expense of $198,000 for the three months ended June 30, 2011, compared to $629,000 for the three months ended June 30, 2010.  Our effective tax rates for the three months ended June 30, 2011 and 2010 were 25.4% and 33.6%, respectively.  The reason for the decrease in the percentage noted above is due to the increase in the percentage of tax-exempt income to net income for the three months ended June 30, 2011 as compared to the three months end June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and June 30, 2010

General.  Net income decreased $794,000 to $1.4 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010.  The principal reason for the decrease was a decrease of $325,000 in net interest income, an increase in the provision for loan losses of $294,000, an increase in non-interest expense of $723,000 offset by a $76,000 increase in non-interest income and a decrease in income tax expense of $472,000.

Interest Income.  Interest income decreased $1.4 million to $12.1 million for the six months ended June 30, 2011 from $13.5 million for the six months ended June 30, 2010.  The decrease in interest income resulted from a $509,000 decrease in interest income on securities and an $840,000 decrease in interest income on loans.

Interest income on loans decreased $840,000 to $8.9 million for the six months ended June 30, 2011 from $9.8 million for the six months ended June 30, 2010.  The average balance of loans decreased by $11.4 million to $315.9 million for the six months ended June 30, 2011 from $327.3 million for the six months ended June 30, 2010 and the average yield decreased 32 basis points to 5.65% for the six months ended June 30, 2011 from 5.97% for the six months ended June 30, 2010.

Interest income on securities decreased $509,000 to $3.2 million for the six months ended June 30, 2011 from $3.7 million for the six months ended June 30, 2010.  This decrease was due to a decrease in the average yield on investment securities to 2.71% for the six months ended June 30, 2011 from 3.68% for the six months ended June 30, 2010, which was offset by an increase in the average balance of investment securities to $235.4 million for the six months ended June 30, 2011 from $201.2 million for the six months ended June 30, 2010.

Interest Expense. Interest expense decreased $1.0 million to $3.8 million for the six months ended June 30, 2011 from $4.8 million for the six months ended June 30, 2010.

Interest expense on interest-bearing deposits decreased by $863,000 to $3.7 million for the six months ended June 30, 2011 from $4.6 million for the six months ended June 30, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.54% for the six months ended June 30, 2011 from 1.94% for the six months ended June 30, 2010 which was offset by an increase in the average balance of interest-bearing deposits to $485.5 million for the six months ended June 30, 2011 from $472.8 million for the six months ended June 30, 2010.  We experienced increases in the average balances of each category of interest-bearing deposit: savings accounts, money market deposit accounts, and NOW and Super-NOW accounts.  The average cost of all deposit accounts decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Interest expense on borrowings decreased $161,000 to $90,000 for the six months ended June 30, 2011 from $251,000 for the six months ended June 30, 2010.  This decrease was primarily due to a $9.2 million decrease in the average balance of borrowings to $6.9 million for the six months ended June 30, 2011 from $16.1 million for the six months ended June 30, 2010 and a decrease on the average rate paid on borrowings to 2.64% for the six months ended June 30, 2011 from 3.13% for the six months ended June 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses in the amount of $796,000 for the six months ended June 30, 2011 while we recorded a provision for loan losses in the amount of $502,000 for the six months ended June 30, 2010.  We had net charge-offs of $254,000 for the six months ended June 30, 2011 and net charge-offs of $322,000 for the six months ended June 30, 2010.  The allowance for loan losses as a percentage of total loans was 1.30% and 0.84% at June 30, 2011 and June 30, 2010, respectively.

Non-interest Income.  Non-interest income was $822,000 for the six months ended June 30, 2011 and $746,000 for the six months ended June 30, 2010.  Fees and service charges on deposit accounts decreased by $43,000 to $581,000 for the six months ended June 30, 2011 from $624,000 for the six months ended June 30, 2010.  Gains on sales of loans totaled $39,000 for the six months ended June 30, 2011 compared to $70,000 for the six months ended June 30, 2010.  Non-interest income for the six months ended June 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our investment security portfolio.  This charge totaled $21,000 (pre-tax) for the six months ended June 30, 2010.

Non-interest Expense.  Non-interest expense increased $723,000 to $6.4 million for the six months ended June 30, 2011 from $5.7 million for the six months ended June 30, 2010.  Compensation and benefits expense increased $342,000 to $3.3 million for the six months ended June 30, 2011 from $2.9 million for the six months ended June 30, 2010.  Normal salary increases, increases in payroll taxes and an increase in the ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $30,000 mainly due to decreases in repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums increased to $482,000 for the six months ended June 30, 2011 from $385,000 for the six months ended June 30, 2010.  Data processing expense increased $26,000.  Professional fees increased $236,000 to $487,000 for the six months ended June 30, 2011 from $251,000 for the six months ended June 30, 2010.  This increase is due to the increased legal fees associated with our loan collection efforts.  Other miscellaneous non-interest expense increased $42,000 to $659,000 for the six months ended June 30, 2011 from $617,000 for the six months ended June 30, 2010.  This increase was mainly in employee training and education expense.

Income Tax Expense. We recorded income tax expense of $517,000 for the six months ended June 30, 2011, compared to a tax expense of $989,000 for the six months ended June 30, 2010.  Our effective tax rates for the six months ended June 30, 2011 and 2010 were 27.0% and 31.1%, respectively.  The reason for the decrease in the percentage noted above is due to the increase in the percentage of tax-exempt income to net income for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $14.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $224.0 million at June 30, 2011.  In addition, at June 30, 2011, we had the ability to borrow a total of $300.6 million from the Federal Home Loan Bank of New York (50% of our assets at that date with FHLB-NY Board of Directors approval).  On that date, we had $12.4 million in advances outstanding.

At June 30, 2011, loan commitments outstanding totaled $2.9 million. In addition to commitments to originate loans, we had $19.2 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of June 30, 2011 totaled $83.7 million.  Total certificates of deposit due within one year of June 30, 2011 represent 16.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2011, we originated $20.1 million of loans and purchased $95.6 million of securities.  For the six months ended June 30, 2010, we originated $26.3 million of loans and purchased $67.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $2.7 million and $16.7 million for the three months ended June 30, 2011 and 2010, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $12.4 million at June 30, 2011.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (and prior to its elimination on July 21, 2011, the Office of Thrift Supervision), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, Colonial Bank, FSB’s capital ratios were as follows:

1)	Tier I (Core) Capital ratio	10.53%
2)	Tier I Risk-Based Capital ratio	18.10%
3)	Total Risk-Based Capital ratio	18.93%

At June 30, 2011 Colonial Bank, FSB exceeded all of the regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

As of June 30, 2011, except as disclosed in previous SEC filings, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company had no repurchases of its common stock during the quarter ended June 30, 2011.

Item 3.                   Defaults Upon Senior Securities

None

Item 4.                   [Reserved]

Item 5.                   Other Information

None

Item 6.                   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC. Registrant
Date: August 12, 2011	By: /s/ Edward J. Geletka
Edward J. Geletka President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)