Form 10-Q
period 2011-09-30
Colonial Financial Services, Inc.
filed 2011-11-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

The number of shares outstanding of Common Stock, par value $0.01 per share, of the Registrant as of November 14, 2011, was 4,055,468.

PART I          FINANCIAL INFORMATION
Item 1.         Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2011	December 31, 2010

	(Dollars in thousands, except share and per share data)
Assets
Cash and amounts due from banks	$26,875	$20,726
Investment securities available for sale	205,416	181,567
Investment securities held to maturity (fair value at September 30, 2011 - $27,059; at December 31, 2010 - $38,365)	26,470	38,214
Loans receivable, net of allowance for loan losses of $4,434 at September 30, 2011 and $3,543 at December 31, 2010	302,945	319,987
Loans available for sale	-	659
Real estate owned	834	276
Federal Home Loan Bank stock, at cost	909	1,120
Office properties and equipment, net	10,534	10,936
Bank-owned life insurance	10,205	9,943
Accrued interest receivable	1,893	2,025
Other assets	4,195	4,889
Total Assets	$590,276	$590,342

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$27,135	$20,279
Interest-bearing	487,264	492,557
Total deposits	514,399	512,836
Federal Home Loan Bank long-term borrowings	2,000	7,000
Advances from borrowers for taxes and insurance	758	544
Accrued interest payable and other liabilities	902	550
Total Liabilities	518,059	520,930

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 4,103,456 shares at September 30, 2011 and 4,188,456 at December 31, 2010;	41	42
Additional paid-in capital	40,155	40,962
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,794)	(1,794)
Retained earnings	30,127	27,749
Accumulated other comprehensive income	3,688	2,453
Total Stockholders’ Equity	72,217	69,412
Total Liabilities and Stockholders’ Equity	$590,276	$590,342

See notes to unaudited consolidated financial statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share data)
Interest Income
Loans, including fees	$4,649	$4,839	$13,577	$14,607
Mortgage-backed securities	950	1,158	2,987	3,674
Investment securities: Taxable	473	389	1,304	1,236
Investment securities: Tax-exempt	151	153	477	493
Total Interest Income	6,223	6,539	18,345	20,010

Interest Expense
Deposits	1,708	2,182	5,443	6,780
Borrowings	16	97	106	348
Total Interest Expense	1,724	2,279	5,549	7,128
Net Interest Income	4,499	4,260	12,796	12,882

Provision for Loan Losses	398	29	1,194	531
Net Interest Income after Provision for Loan Losses	4,101	4,231	11,602	12,351

Non-Interest Income
Fees and service charges	310	324	891	948
Gain on sale of loans	1	46	40	116

Impairment charge on investment securities	-	(88)	-	(109)
Portion of loss recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses recognized in earnings	-	(88)	-	(109)

Net gain on sales and calls of investment securities	82	30	109	50
Net loss on sale of real estate owned	(4)	-	(4)	-
Earnings on life insurance	90	26	262	78
Other	2	2	5	3
Total Non-Interest Income	481	340	1,303	1,086

Non-Interest Expenses
Compensation and benefits	1,696	1,580	4,985	4,527
Occupancy and equipment	410	413	1,245	1,278
FDIC insurance premium	241	202	723	587
Data processing	215	213	706	678
Office supplies	38	51	121	119
Professional fees	225	170	712	421
Advertising and promotions	48	53	131	141
Other	302	277	961	894
Total Non-Interest Expenses	3,175	2,959	9,584	8,645
Income before Income Tax Expense	1,407	1,612	3,321	4,792

Income Tax expense	426	506	943	1,495
Net Income	$981	$1,106	$2,378	$3,297

Per Share Data (See Note 3):
Earnings per share – basic	$0.24	$0.28	$0.59	$0.82
Earnings per share – diluted	$0.24	$0.28	$0.59	$0.82
Weighted average number of shares outstanding – basic	4,002,642	3,984,038	4,010,750	4,009,301
Weighted average number of shares outstanding – diluted	4,002,642	3,984,038	4,010,750	4,009,301

See notes to unaudited consolidated financial statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu -lated Other Compre- hensive Income	Total Stock- holders’ Equity
		(Dollars in thousands, except share data)
Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$-	$2,453	$69,412
Comprehensive income:
Net income	-	-	-	-	2,378	-	-	2,378
Net change in unrealized gain on securities available for sale, net of tax effect of $656	-	-	-	-	-	-	1,235	1,235
Total Comprehensive income	-	-	-	-	-	-	-	3,613

Repurchase and retirement of common stock	(85,000)	(1)	(1,053)					(1,054)

Stock-based compensation expense (restricted stock awards)	-	-	138	-	-	-	-	138

Stock-based compensation expense (stock options)	-	-	108	-	-	-	-	108
Balance, September 30, 2011	4,103,456	$41	$40,155	$(1,794)	$30,127	$-	$3,688	$72,217

Balance, January 1, 2010	4,440,246	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income	-	-	-	-	3,297	-	-	3,297
Net change in unrealized gain on securities available for sale, net of tax effect of $407	-	-	-	-	-	-	756	756
Total Comprehensive income	-	-	-	-	-	-	-	4,053

Cancellation of common shares	(4,521,696)	(452)	452	-	-	-	-	-

Issuance of common stock, net	4,173,444	42	21,130	(918)	-	-	-	20,254

Cancellation of treasury shares	81,450	-	(1,596)	-	-	1,596	-	-

Stock-based compensation expense (restricted stock awards)	-	-	164	-	-	-	-	164

Stock-based compensation expense (stock options)	-	-	109	-	-	-	-	109
Balance, September 30, 2010	4,173,444	$42	$40,887	$(2,002)	$27,176	$-	$3,994	$70,097

See notes to unaudited consolidated financial statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$2,378	$3,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,194	531
Depreciation expense	495	511
Stock-based compensation expense	246	273
Impairment charge on investment securities	-	109
Net earnings on bank-owned life insurance	(262)	(78)
Loans originated for sale	(1,205)	(7,961)
Proceeds from sale of loans	1,904	6,891
Gain on sale of loans	(40)	(116)
Net amortization of loan costs	(11)	40
Net loss on sale of real estate owned	4	-
Net gain on sales and calls of investment securities	(109)	(50)
Accretion of premium and discount on investment securities, net	(183)	(296)
Decrease in accrued interest receivable	132	192
Decrease in other assets	694	852
Increase in accrued interest payable and other liabilities	352	61
Net cash provided by operating activities	5,589	4,256
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	-	1,748
Proceeds from sales on investment securities held-to-maturity	-	739
Proceeds from sales of mortgage-backed securities available-for-sale	-	1,816
Proceeds from calls and maturities of investment securities available-for-sale	81,886	49,613
Proceeds from calls and maturities of investment securities held-to-maturity	32,325	33,293
Purchase of investment securities available-for-sale	(109,068)	(52,404)
Purchase of investment securities held-to-maturity	(21,348)	(31,694)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(23,065)	(27,664)
Purchase of office properties and equipment	(93)	(222)
Principal repayments from investment securities	1,185	1,447
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	27,507	25,101
Net decrease of Federal Home Loan Bank stock	211	431
Proceeds from sale of real estate owned	419	-
Net decrease (increase) in loans receivable	14,878	(5,669)
Net cash provided by (used in) investing activities	4,837	(3,465)
Cash Flows from Financing Activities:
Net increase in deposits	1,563	9,976
Repayment of Federal Home Loan Bank short-term borrowings	-	(7,300)
Repayment of Federal Home Loan Bank long-term borrowings	(5,000)	(3,000)
Increase (decrease) in advances from borrowers for taxes and insurance	214	(5)
Net proceeds from issuance of common stock	-	20,254
Common stock repurchased	(1,054)	-
Net cash provided by (used in) financing activities	(4,277)	19,925
Increase in cash and amounts due from banks	6,149	20,716
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,726	15,882
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,875	$36,598

See notes to unaudited consolidated financial statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$5,587	$7,204
Income taxes	$1,107	$1,763

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$981	$489

See notes to unaudited consolidated financial statements

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

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.

The Company is subject to regulations of certain federal banking agencies.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (“OCC”), the agency that regulates national banks.  As a result, the OCC has assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations as of July 21, 2011.  As a result of the elimination of the OTS, effective July 21, 2011, savings and loan holding companies, such as the Company, are now regulated by the Board of Governors of the Federal Reserve System.

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The consolidated financial statements were prepared in accordance with instructions to Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information, and, therefore, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months and nine months ended September 30, 2011 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant.  The guidance prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower and adds factors from creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU 2011-02 ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  There was no significant impact to amounts reported in the consolidated financial position or results of operations from the adoption of ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and International Financial Reporting Standards (“IFRSs”)”.  The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  The amendments in this update result in common fair value measurement and disclosure requirements in U. S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U. S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments do not affect how earnings per share is calculated or presented.  The amendments in this update are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) is presented in two ways, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended September 30, 2011 and 2010 is $981,000 and $1,106,000, respectively, and the net income for the nine months ended September 30, 2011 and 2010 is $2,378,000 and $3,297,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2011 and 2010, there were 202,967 and 206,384 anti-dilutive options and awards excluded from the computation of diluted earnings per share because the option price was greater than the average market price.  Earnings per share and average common shares outstanding have been adjusted to reflect the impact of the exchange ratio which was a result of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$981,000	$1,106,000	$2,378,000	$3,297,000

Weighted average common shares issued	4,188,456	4,183,422	4,188,456	4,227,525
Average unearned ESOP shares	(173,585)	(181,696)	(173,585)	(128,770)
Average treasury stock shares	-	(17,688)	-	(89,454)
Average shares repurchased and retired	(12,229)	-	(4,121)	-
Weighted average common shares outstanding-basic	4,002,642	3,984,038	4,010,750	4,009,301
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	4,002,642	3,984,038	4,010,750	4,009,301
Basic earnings per share	$0.24	$0.28	$0.59	$0.82
Diluted earnings per share	$0.24	$0.28	$0.59	$0.82

4.	Stock-Based Compensation

At September 30, 2011, the Company has a share-based compensation plan under which grants have been made, the 2006 Stock-Based Incentive Plan of Colonial Bankshares, Inc. (the “2006 Plan”), which was assumed by the Company as part of the second-step conversion.  Shares of restricted stock and options were first issued under the plan in October 2006 and have been adjusted for the exchange ratio.  No grants have been made under the Company’s 2011 Equity Incentive Plan, which was approved by stockholders on August 18, 2011.

On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vests 20% annually beginning October 19, 2007.

For the three and nine months ended September 30, 2011, $43,000 and $129,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000 and $45,000, respectively.  For the three and nine months ended September 30, 2010, $53,000 and $164,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $18,000 and $56,000, respectively.  As of September 30, 2011, all of the compensation expense in regard to these restricted stock awards has been recognized.

On January 20, 2011, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share and vest 33% annually beginning January 20, 2012.

For the three and nine months ended September 30, 2011, $3,000 and $9,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000 and $3,000, respectively.  As of September 30, 2011, there was $30,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.25 years.

A summary of the status of the shares under the 2006 Plan as of September 30, 2011 and changes during the nine months ended September 30, 2011 are presented below.  The number of shares and weighted average grant date fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

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

A summary of the status of the Company’s stock options under the 2006 Plan as of September 30, 2011 and changes during the nine months ended September 30, 2011 are presented below.  The number of options and weighted average exercise price has been adjusted for the exchange ratio as a result of our second-step conversion:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	176,332	$13.27
Granted	8,328	12.00
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	184,660	$13.21
Exercisable at end of period	176,332	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option (as adjusted).  The weighted average contractual term of options outstanding and exercisable was 5.00 years at September 30, 2011 and 6.00 years at September 30, 2010.

Stock-based compensation expense related to stock options granted in 2006 for the three and nine months ended September 30, 2011, was $33,000 and $99,000 with a related tax benefit of $11,000 and $33,000, respectively.  For the three and nine months ended September 30, 2010, $35,000 and $109,000 in compensation expense was recognized in regard to these stock options with a related tax benefit of $12,000 and $38,000, respectively.  As of September 30, 2011, all of the compensation expense in regard to these stock options has been recognized.  At September 30, 2010, there was approximately $158,000 of unrecognized compensation cost related to unvested stock options granted in 2006.

The following weighted average assumptions were used for pricing the options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 9.25 years at September 30, 2011.

Stock-based compensation expense related to stock options awarded in 2011 for the three and nine months ended September 30, 2011, was $3,000 and $9,000 with a related tax benefit of $1,000 and $3,000, respectively.  As of September 30, 2011, there was approximately $31,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 2.25 years.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $62,000 and $68,000 for the three months ended September 30, 2011 and 2010, respectively.  The Company’s contribution expense for the ESOP was $186,000 and $118,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	September 30, 2011	September 30, 2010
Shares released for allocation	74,614	54,529
Unreleased shares	173,585	193,670
Total ESOP shares	248,199	248,199

5.	Comprehensive Income

Comprehensive income for the Company consists of net income and unrealized gains and losses on available for sale securities.  Other comprehensive income for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains on available for sale securities	$679	$176	$2,000	$1,104
Reclassification for impairment charge on investment securities	-	88	-	109
Reclassification adjustment for net gains realized in net income	(82)	(30)	(109)	(50)
Net unrealized gains	597	234	1,891	1,163
Tax effect	212	79	656	407
Net of tax amount	$385	$155	$1,235	$756

6.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.7 million of standby letters of credit outstanding as of September 30, 2011.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

The Bank entered into agreements to sponsor not-for-profit corporations for a Federal Home Loan Bank of New York Affordable Housing Program (“AHP”) Grant in the amount of $275,000 and $25,000.  If the not-for-profit corporations do not comply with terms of the agreements, the Bank may be required to repay the grant to the Federal Home Loan Bank of New York.  The term of the recapture agreement is 15 years.  The Bank expects the not-for-profit corporations to adhere to all requirements of the grants and does not expect to be required to repay any of the AHP grants.

7.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2011
U. S. Government obligations	$59,098	$374	$(6)	$59,466
Corporate debt obligations	9,075	282	(187)	9,170
Mutual funds	12,620	47	-	12,667
Municipal debt obligations	3,772	57	-	3,829
SBA pools	1,979	18	(5)	1,992
Mortgage-backed securities	49,608	3,791	(41)	53,358
Collateralized mortgage obligations	63,590	1,363	(19)	64,934
	$199,742	$5,932	$(258)	$205,416

December 31, 2010
U. S. Government obligations	$42,653	$124	$(338)	$42,439
Corporate debt obligations	9,712	243	(43)	9,912
Mutual fund	850	51	-	901
Municipal debt obligations	4,176	36	(58)	4,154
SBA pools	3,252	8	(14)	3,246
Mortgage-backed securities	60,799	3,727	(43)	64,483
Collateralized mortgage obligations	56,342	574	(484)	56,432
	$177,784	$4,763	$(980)	$181,567

Held to Maturity:
September 30, 2011
Corporate debt obligations	$1,191	$299	$-	$1,490
Municipal debt obligations	24,430	215	(13)	24,632
Mortgage-backed securities	849	88	-	937
	$26,470	$602	$(13)	$27,059

December 31, 2010
Corporate debt obligations	$1,190	$212	$-	$1,402
Municipal debt obligations	35,284	96	(259)	35,121
Mortgage-backed securities	1,740	102	-	1,842
	$38,214	$410	$(259)	$38,365

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at September 30, 2011 and December 31, 2010 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,787	$20,787	$13,834	$13,891
Due after one year through five years	455	512	52,343	52,538
Due after five years through ten years	2,611	2,922	17,368	17,666
Due thereafter	1,768	1,901	2,999	3,029
Sub-total	25,621	26,122	86,544	87,124
Mortgage-backed securities and collateralized mortgage obligations	849	937	113,198	118,292
Total	$26,470	$27,059	$199,742	$205,416

At September 30, 2011 and December 31, 2010, $72.5 million and $70.6 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $109,000 while gross realized gains on held-to-maturity securities totaled $0, for the nine months ended September 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the nine months ended September 30, 2011.

Gross realized gains on available-for-sale securities totaled $106,000 while gross realized gains on held-to-maturity securities total $0, for the nine months ended September 30, 2010.  Gross realized losses on available-for-sale securities totaled $0 and gross realized losses on held-to-maturity securities total $56,000, for the nine months ended September 30, 2010.  The gross realized losses on held-to-maturity securities were on two corporate debt obligations that the Company identified in 2009 as impaired due to a downgrade by a credit rating agency to below investment grade.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$3,994	$6	$-	$-	$3,994	$6
Corporate debt obligations	2,859	106	893	81	3,752	187
Municipal debt obligations	-	-	-	-	-	-
SBA pools	-	-	1,391	5	1,391	5
Mortgage-backed securities	1,536	40	38	1	1,574	41
Collateralized mortgage obligations	1,916	19	-	-	1,916	19
Total	$10,305	$171	$2,322	$87	$12,627	$258

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$26,176	$338	$-	$-	$26,176	$338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Mortgage-backed securities	1,620	42	115	1	1,735	43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
Total	$51,907	$897	$3,479	$83	$55,386	$980

At September 30, 2011, there were 11 securities in the less-than-twelve-month category and six securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 11 securities in the less-than-twelve-month position for the available-for-sale category are two U. S. government obligations, six corporate debt obligations, one mortgage-backed security and two collateralized mortgage obligations.  Included in the six securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt security, one mortgage-backed security and four SBA pools.

The following table shows the Company’s held-to-maturity investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$304	$4	$262	$9	$566	$13
Total	$304	$4	$262	$9	$566	$13

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259
Total	$2,346	$226	$228	$33	$2,574	$259

At September 30, 2011, there was one security in the less-than-twelve month category and one security in the twelve-month-or-more category for the held-to-maturity portfolio.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the U. S. Government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2011.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and drug sectors of the economy.  All interest payments are current in regards to all the corporate investments.  There was a $109,000 other-than-temporary impairment writedown for the nine months ended September 30, 2010.  This writedown was on an AMBAC corporate bond due to its downgrade to below investment grade by rating companies, Moody’s and Standard and Poor’s.  During 2010, the Company sold this held-to-maturity corporate debt obligation.  In regards to the other corporate investments, as the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the other corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at September 30, 2011.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2011.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2011.

8.	Loans

The components of loans at September 30, 2011 and December 31, 2010 are as follows:

	At September 30, 2011		At December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$139,530	45.3%	$140,244	43.3%
Multi-family	1,075	0.4	3,124	1.0
Commercial	107,770	35.1	114,242	35.2
Construction	3,621	1.2	5,944	1.8
Home equity loans and lines of credit	33,039	10.7	35,373	10.9
Commercial	21,391	6.9	23,253	7.2
Consumer	1,375	0.4	1,783	0.6
Total loans receivable	307,801	100.0%	323,963	100.0%
Deferred loan fees	(422)		(433)
Allowance for loan losses	(4,434)		(3,543)
Total loans receivable, net	$302,945		$319,987

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

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the adequacy of the allowances for loan losses on a monthly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of 1) a specific valuation allowance on identified problem loans; 2) a general valuation allowance on the remainder of the loan portfolio; and 3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  We periodically evaluate the carrying value of loans and the factors used in our evaluation of our allowance for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations or if we adjust the factors we use in our methodology.  This may reduce our net income by increasing our provision for loan losses.

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2011 (in thousands):

	At or for the three months ended September 30, 2011
	Real Estate
	One-to four- family	Multi- family	Comm- ercial	Con- struc- tion	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085
Charge-offs	(50)	-	-	-	-	-	(8)	-	(58)
Recoveries	5	-	-	-	-	1	3	-	9
Provision	199	-	380	-	52	(145)	(88)	-	398
Balance at end of period	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

The following table sets forth the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2011 and the composition of the allowance for loan losses at September 30, 2011 (in thousands):

	At or for the nine months ended September 30, 2011
	Real Estate
	One- to-four family	Multi- family	Comm- ercial	Con- struc- tion	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(189)	-	(87)	(33)	-	-	(12)	-	(321)
Recoveries	7	-	-	-	-	5	6	-	18
Provision	698	-	584	(4)	83	(65)	(102)	-	1,194
Balance at end of period	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

Allowance ending balance
Related to loans individually evaluated for impairment	$745	$-	$1,372	$-	$68	$69	$-	$-	$2,254
Related to loans collectively evaluated for impairment	351	27	925	28	50	277	22	500	2,180
Total allowance	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

The following table sets forth the activity in the allowance for loan losses by portfolio class for the year ended December 31, 2010 and the composition of the allowance for loan losses at December 31, 2010 (in thousands):

	At or for the year ended December 31, 2010
	Real Estate
	One-to four- family	Multi- family	Comm- ercial	Con- struc- tion	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$418	$10	$1,001	$166	$42	$283	$186	$500	$2,606
Charge-offs	(223)	-	(144)	(0)	-	(15)	(38)	-	(420)
Recoveries	-	-	-	-	-	5	12	-	17
Provision	385	17	943	(101)	(7)	133	(30)	-	1,340
Balance at end of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

Allowance ending balance
Related to loans individually evaluated for impairment	$287	$-	$698	$-	$-	$-	$-	$-	$985
Related to loans collectively evaluated for impairment	293	27	1,102	65	35	406	130	500	2,558
Total allowance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment as of September 30, 2011 (in thousands):

	At September 30, 2011
	Real Estate
Loans Receivable	One-to four- family	Multi- family	Commer- cial	Con- struction	Home equity and credit lines	Commer- cial	Con- sumer	Unallo -cated	Total
Individually evaluated for impairment	$9,451	$520	$17,930	$1,736	$1,229	$101	$30	$-	$30,997
Collectively evaluated for impairment	130,079	555	89,840	1,885	31,810	21,290	1,345	-	276,804
Ending Balance	$139,530	$1,075	$107,770	$3,621	$33,039	$21,391	$1,375	$-	$307,801

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment as of December 31, 2010 (in thousands):

	At December 31, 2010
	Real Estate
Loans Receivable	One-to four- family	Multi- family	Commer- cial	Con- struction	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Individually evaluated for impairment	$6,429	$645	$17,388	$1,753	$106	$288	$40	$-	$26,649
Collectively evaluated for impairment	133,815	2,479	96,854	4,191	35,267	22,965	1,743	-	297,314
Ending Balance	$140,244	$3,124	$114,242	$5,944	$35,373	$23,253	$1,783	$-	$323,963

The following is a summary of changes in the allowance for loan losses:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance, beginning of period	$4,085	$2,771	$3,543	$2,606
Provision charged to operations	398	29	1,194	531
Charge-offs	(58)	-	(321)	(342)
Recoveries	9	6	18	11
Balance, end of period	$4,434	$2,806	$4,434	$2,806

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio.

Our loan credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loans not classified are rated pass.

The following table presents the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of September 30, 2011 and December 31, 2010:

At September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$129,367	$1,326	$8,837	$-	$139,530
Multi-family	-	555	520	-	1,075
Commercial	85,563	5,912	16,212	83	107,770
Construction	1,885	-	1,736	-	3,621
Home equity and credit lines	31,659	489	891	-	33,039
Commercial	18,613	2,677	101	-	21,391
Consumer	1,298	72	5	-	1,375
Total	$268,385	$11,031	$28,302	$83	$307,801

At December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$131,773	$2,306	$6,165	$-	$140,244
Multi-family	3,124	-	-	-	3,124
Commercial	96,381	5,897	11,964	-	114,242
Construction	5,560	-	384	-	5,944
Home equity and credit lines	33,804	1,087	482	-	35,373
Commercial	22,919	46	288	-	23,253
Consumer	1,644	93	46	-	1,783
Total	$295,205	$9,429	$19,329	$-	$323,963

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2011:

At or for the three and nine months ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average recorded investment for the nine months ended September 30, 2011	Interest income recognized for the nine months ended September 30, 2011	Average recorded investment for the three months ended September 30, 2011	Interest income recognized for the three months ended September 30, 2011
	(In thousands)
With an allowance recorded:
Real estate loans:
One- to-four family	$4,524	$4,524	$745	$4,551	$206	$4,536	$59
Multi-family	-	-	-	-	-	-	-
Commercial	5,757	5,757	1,372	5,784	192	5,906	64
Construction	-	-	-	-	-	-	-
Home equity and credit lines	196	196	68	190	21	196	7
Commercial	101	101	69	110	6	104	2
Consumer	4	4	-	4	1	4	-
Total with an allowance recorded	$10,582	$10,582	$2,254	$10,639	$426	$10,746	$132

With no related allowance recorded:
Real estate loans:
One- to-four family	$4,927	$4,927	$-	$4,594	$203	$4,760	$66
Multi-family	520	520	-	628	14	596	5
Commercial	12,173	12,173	-	12,754	545	12,453	151
Construction	1,736	1,736	-	1,745	46	1,736	15
Home equity and credit lines	1,033	1,033	-	1,076	53	1,037	16
Commercial	-	-	-	-	-	-	-
Consumer	26	26	-	43	3	31	1
Total with no allowance recorded	$20,415	$20,415	$-	$20,840	$864	$20,613	$254

Total
Real estate loans:
One- to-four family	$9,451	$9,451	$745	$9,145	$409	$9,296	$125
Multi-family	520	520	-	628	14	596	5
Commercial	17,930	17,930	1,372	18,538	737	18,359	215
Construction	1,736	1,736	-	1,745	46	1,736	15
Home equity and credit lines	1,229	1,229	68	1,266	74	1,233	23
Commercial	101	101	69	110	6	104	2
Consumer	30	30	-	47	4	35	1
Total	$30,997	$30,997	$2,254	$31,479	$1,290	$31,359	$386

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

At or for the year ended December 31, 2010	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One-to-four family	$2,500	$2,500	$287	$627	$92
Multi-family	-	-	-	-	-
Commercial	5,431	5,431	698	1,361	303
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total with an allowance recorded	$7,931	$7,931	$985	$1,988	$395

With no related allowance recorded:
Real estate loans:
One-to-four family	$3,929	$3,929	$-	$1,370	$150
Multi-family	645	645	-	689	21
Commercial	11,957	11,957	-	6,232	561
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4
Total with no allowance recorded	$18,718	$18,718	$-	$10,117	$807

Total
Real estate loans:
One-to-four family	$6,429	$6,429	$287	$1,997	$242
Multi-family	645	645	-	689	21
Commercial	17,388	17,388	698	7,593	864
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4
Total	$26,649	$26,649	$985	$12,105	$1,202

Information on impaired loans for the three and nine months ended September 30, 2011 and September 30, 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Average recorded investment of impaired loans	$31,359	$17,114	$31,479	$17,153
Interest income recognized during impairment	$386	$241	$1,290	$720
Cash basis interest income recognized	$280	$165	$857	$552

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At September 30, 2011
Real estate loans:
One- to four-family	$-	$1,770	$3,774	$5,544	$133,986	$139,530	$-
Multi-family	-	-	-	-	1,075	1,075	-
Commercial	114	300	851	1,265	106,505	107,770	-
Construction	-	-	383	383	3,238	3,621	-
Home equity loans and lines of credit	323	356	523	1,202	31,837	33,039	-
Commercial	761	75	-	836	20,555	21,391	-
Consumer and other	115	4	-	119	1,256	1,375	-
Total	$1,313	$2,505	$5,531	$9,349	$298.452	$307,801	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2010
Real estate loans:
One- to four-family	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	3,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and lines of credit	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304.619	$323,963	$-

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

Non-performing assets and troubled debt restructurings at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,774	$5,574
Multi-family	-	-
Commercial	851	4,337
Construction	383	384
Home equity loans and lines of credit	523	106
Commercial	-	288
Consumer	-	31
Total non-accrual loans	5,531	10,720

Accruing loans 90 days or more past due:
All loans	-	-
Total non-performing loans	5,531	10,720

Foreclosed real estate	834	276
Total non-performing assets	$6,365	$10,996

Troubled debt restructurings:
Real estate loans:
One- to four-family	$3,648	$855
Multi-family	520	645
Commercial	13,220	13,051
Construction	1,354	1,369
Home equity loans and lines of credit	368	-
Commercial	-	-
Consumer	8	9
Total troubled debt restructurings	19,118	15,929

Total non-performing assets and troubled debt restructurings	$25,483	$26,925

Ratios:
Total non-performing loans to total loans	1.80%	3.31%
Total non-performing loans to total assets	0.94%	1.82%
Total non-performing assets to total assets	1.08%	1.86%

At September 30, 2011, the nonaccrual loans consisted of 29 one-to four-family residential dwellings units, four commercial properties, two construction loans and eight home equity loans.  The foreclosed real estate consisted of one vacant lot, three one- to four-family dwelling units and two nonresidential properties.  The troubled debt restructurings consisted of 16 one- to four-family dwelling units, one multi-family loan, ten nonresidential properties, one construction loan, one home equity loan and one consumer loan.

The following table summarizes information in regards to troubled debt restructurings at September 30, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	16	$3,547	$3,648
Multi-family	1	742	520
Commercial	10	13,388	13,220
Construction	1	1,384	1,354
Home equity loans and lines of credit	1	370	368
Commercial	-	-	-
Consumer	1	10	8
Total	30	$19,441	$19,118

For the three months ended September 30, 2011, two one-to four-family loans were restructured with pre-modification and post-modification recorded investment balances totaling $440,000 and $439,000, respectively.  For the nine months ended September 30, 2011, 14 one-to four-family loans with pre-modification and post-modification recorded investment balances totaling $3.2 million and $3.1 million, respectively, and one commercial real estate loan with a pre-modification and post-modification recorded investment balance of $285,000 were restructured.  All of the troubled debt that was restructured in 2011 was for changes in interest rates and no debt was forgiven.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine month period ended September 30, 2011:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$405
Multi-family	-	-
Commercial	2	519
Construction	-	-
Home equity loans and lines of credit	1	368
Commercial	-	-
Consumer	-	-
Total	5	$1,292

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.  Included in the allowance for loan losses at September 30, 2011 was specific valuation allowance for TDR’s in the amount of $1.6 million.

9.	Deposits

Deposit accounts, by type, at September 30, 2011 and December 31, 2010 are summarized as follows:

	At September 30, 2011			At December 31, 2010
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$27,135	5.27%	-%	$20,279	3.95%	-%
Savings	105,605	20.53	1.26	106,367	20.74	1.52
NOW accounts	122,404	23.80	0.88	115,514	22.52	0.89
Super NOW accounts	37,996	7.39	0.97	34,182	6.67	1.16
Money market deposit	70,444	13.69	1.01	66,901	13.05	1.24
Total transaction accounts	363,584	70.68	0.96	343,243	66.93	1.13

Certificates of deposit	150,815	29.32	2.00	169,593	33.07	2.36

Total deposits	$514,399	100.00%	1.26%	$512,836	100.00%	1.54%

10.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2011 and December 31, 2010:

Maturity	Interest Rate	September 30, 2011	December 31, 2010
		(Dollars in thousands)
April 20, 2011	1.22%	$-	$2,000
June 23, 2011	4.31%	-	3,000
October 22, 2012	2.12%	2,000	2,000
		$2,000	$7,000

At September 30, 2011, the Bank had a borrowing capacity of 30% of assets or $177.1 million, available from the FHLB of New York (50% of assets with FHLB Board of Directors approval).  At September 30, 2011, the Bank had $2.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
U. S. Government obligations	$59,466	$-	$59,466	$-
Corporate debt obligations	9,170	-	9,170	-
Mutual funds	12,667	12,667	-	-
Municipal debt obligations	3,829	-	3,829	-
SBA pools	1,992	-	1,992	-
Mortgage-backed securities	53,358	-	53,358	-
Collateralized mortgage obligations	64,934		64,934
Total investment securities available-for-sale	$205,416	$12,667	$192,749	$-

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
U. S. Government obligations	$42,439	$-	$42,439	$-
Corporate debt obligations	9,912	-	9,912	-
Mutual fund	901	901	-	-
Municipal debt obligations	4,154	-	4,154	-
SBA pools	3,246	-	3,246	-
Mortgage-backed securities	64,483	-	64,483	-
Collateralized mortgage obligations	56,432		56,432
Total investment securities available-for-sale	$181,567	$901	$180,666	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,328	$-	$-	$8,328
Real estate owned	$293	$-	$-	$293

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,946	$-	$-	$6,946
Real estate owned	$276	$-	$-	$276

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at September 30, 2011 and December 31, 2010:

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$26,875	$26,875	$20,726	$20,776
Investment securities available-for-sale	205,416	205,416	181,567	181,567
Corporate debt obligations held-to-maturity	1,191	1,490	1,190	1,402
Municipal debt obligations held-to-maturity	24,430	24,632	35,284	35,121
Mortgage-backed securities held-to-maturity	849	937	1,740	1,842
Federal Home Loan Bank stock	909	909	1,120	1,120
Loans receivable, net	302,945	321,468	319,987	340,423
Loans available for sale	-	-	659	659
Accrued interest receivable	1,893	1,893	2,025	2,025

Liabilities:
Deposits	514,399	518,769	512,836	517,364
Federal Home Loan Bank long-term borrowings	2,000	2,336	7,000	7,168
Accrued interest payable	37	37	75	75

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at September 30, 2011.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets remained constant at $590.3 million at September 30, 2011 and December 31, 2010.

Net loans receivable decreased $17.1 million, or 5.3%, to $302.9 million at September 30, 2011 from $320.0 million at December 31, 2010.  Commercial real estate loans decreased $6.4 million to $107.8 million at September 30, 2011 from $114.2 million at December 31, 2010.  Construction loans decreased $2.3 million to $3.6 million at September 30, 2011 from $5.9 million at December 31, 2010.  One- to four-family residential real estate loans decreased $700,000 to $139.5 million at September 30, 2011 from $140.2 million at December 31, 2010.    Home equity loans and lines of credit decreased $2.4 million to $33.0 million at September 30, 2011 from $35.4 million at December 31, 2010.  Multi-family mortgage loans decreased $2.0 million to $1.1 million at September 30, 2011 from $3.1 million at December 31, 2010.    Commercial loans decreased by $1.9 million to $21.4 million at September 30, 2011 from $23.3 million at December 31, 2010.  We are controlling the growth of our commercial real estate portfolio and we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $5.5 million at September 30, 2011 from $10.7 million at December 31, 2010.  The total amount of loans past due decreased to $9.3 million at September 30, 2011 from $19.3 million at December 31, 2010.  There was a decrease in the 30 to 59 days past due category to $1.3 million at September 30, 2011 from $4.1 million at December 31, 2010 and a decrease in the 60 to 89 days past due category to $2.5 million at September 30, 2011 from $4.6 million at December 31, 2010.

Real estate owned increased $558,000 to $834,000 at September 30, 2011 as we completed the foreclosure process on one non-residential property and sold a foreclosed property during the three months ended September 30, 2011.

Securities available-for-sale increased $23.8 million, or 13.1%, to $205.4 million at September 30, 2011 from $181.6 million at December 31, 2010.  This increase was the result of purchases in the amount of $132.2 million and a market value increase of $1.9 million offset by calls and maturities in the amount of $81.9 million and $28.3 million in principal amortization.  Securities held-to-maturity decreased by $11.7 million, to $26.5 million at September 30, 2011 from $38.2 million at December 31, 2010.  This decrease was the result of calls and maturities in the amount of $32.3 million and $893,000 in principal amortization offset by purchases in the amount of $21.3 million.

Deposits increased $1.6 million, or 0.3%, to $514.4 million at September 30, 2011 from $512.8 million at December 31, 2010.  The largest increase was in NOW accounts, which increased $6.9 million to $122.4 million at September 30, 2011 from $115.5 million at December 31, 2010.  Non-interest bearing demand accounts increased $6.8 million to $27.1 million at September 30, 2011 from $20.3 million at December 31, 2010.  Money market deposit accounts increased by $3.5 million to $70.4 million at September 30, 2011 from $66.9 million at December 31, 2010.  Super-NOW accounts increased by $3.8 million to $38.0 million at September 30, 2011 from $34.2 million at December 31, 2010.  Certificates of deposit decreased by $18.8 million to $150.8 million at September 30, 2011 from $169.6 million at December 31, 2010.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $2.0 million at September 30, 2011 and $7.0 million at December 31, 2010.

Total stockholders’ equity increased $2.8 million to $72.2 million at September 30, 2011 from $69.4 million at December 31, 2010.  This increase was mainly attributable to $2.4 million in net income, an increase in additional paid-in-capital due to stock compensation expense in the amount of $246,000 and an increase in accumulated other comprehensive income of $1.2 million offset by a decrease in additional paid-in capital of $1.0 million due to stock repurchases.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and September 30, 2010

General.  Net income decreased $125,000 to $981,000 for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010.  The principal reasons for the decrease in net income were an increase in the provision for loan losses in the amount of $369,000 and an increase in non-interest expense of $216,000 offset by an increase in net interest income of $239,000, an increase in non-interest income of $141,000 and a decrease in income taxes of $80,000.

Interest Income.  Interest income decreased $316,000 to $6.2 million for the three months ended September 30, 2011 from $6.5 million for the three months ended September 30, 2010.  The decrease in interest income resulted from a decrease of $190,000 in interest income on loans and a decrease of $126,000 in interest income on securities.

Interest income on loans decreased $190,000 to $4.6 million for the three months ended September 30, 2011 from $4.8 million for the three months ended September 30, 2010.  The average balance of loans decreased $21.2 million to $306.9 million for the three months ended September 30, 2011 from $328.1 million for the three months ended September 30, 2010, partially offset by the average yield increasing to 6.06% for the three months ended September 30, 2011 from 5.93% for the three months ended September 30, 2010.

Interest income on securities decreased by $126,000 to $1.6 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 112 basis points to 2.54% for the three months ended September 30, 2011 from 3.66% for the three months ended September 30, 2010, partially offset by an increase in the average balance of taxable and tax-exempt securities to $247.4 million for the three months ended September 30, 2011 from $199.5 million for the three months ended September 30, 2010.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $555,000 to $1.7 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010.

Interest expense on interest-bearing deposits decreased by $474,000 to $1.7 million for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.43% for the three months ended September 30, 2011 from 1.92% for the three months ended September 30, 2010, partially offset by an increase in the average balance of interest-bearing deposits to $478.2 million for the three months ended September 30, 2011 from $472.4 million for the three months ended September 30, 2010.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2011.

Interest expense on borrowings decreased $81,000 to $16,000 for the three months ended September 30, 2011 from $97,000 for the three months ended September 30, 2010.  This decrease was primarily due to a $3.0 million decrease in the average balance of borrowings to $8.0 million for the three months ended September 30, 2011 from $11.0 million for the three months ended September 30, 2010 and a decrease in the average rate paid on borrowings to 0.80% for the three months ended September 30, 2011 from 3.28% for the three months ended September 30, 2010.  We have decreased our outstanding borrowings because our net increase in deposits, and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $398,000 for the three months ended September 30, 2011 and a provision for loan losses of $29,000 for the three months ended September 30, 2010.  The allowance for loan losses was $4.4 million, or 1.44% of total loans, at September 30, 2011, compared to $2.8 million, or 0.85% of total loans, at September 30, 2010.  We increased the allowance for loan losses at September 30, 2011 due to increases in (i) general reserves for one- to four-family and commercial real estate loans, and (ii) specific allowances on loans individually evaluated for impairment, in each case where the recorded investment in the loan exceeds the estimated net realizable value of the collateral.  The estimated net realizable value of the collateral includes an increased amount for estimated selling expenses.   Our balance of loans we evaluated individually for impairment was $31.0 million at September 30, 2011 and $26.6 million at December 31, 2010, although we provided specific allowances on loans with principal balances of $10.6 million as of September 30, 2011 and $7.9 million as of December 31, 2010.  At September 30, 2011 and 2010, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $481,000 for the three months ended September 30, 2011 and $340,000 for the three months ended September 30, 2010.  Fees and service charges on deposit accounts decreased by $14,000 to $310,000 for the three months ended September 30, 2011 from $324,000 for the three months ended September 30, 2010.  Gains on the sale of loans totaled $1,000 for the three months ended September 30, 2011 and $46,000 for the three months ended September 30, 2010.  For the three months ended September 30, 2010, the other-than-temporary impairment of securities was $88,000 (pre-tax).  For the three months ended September 30, 2011, there was a net gain on the sale and call of investment securities in the amount of $82,000 compared to a net gain of $30,000 for the three months ended September 30, 2010.  Earnings on life insurance increased by $64,000 to $90,000 for the three months ended September 30, 2011 from $26,000 for the three months ended September 30, 2010.  This increase is due to additional insurance policies purchased in the fourth quarter of 2010.

Non-interest Expense.  Non-interest expense increased $216,000 to $3.2 million for the three months ended September 30, 2011 from $3.0 million for the three months ended September 30, 2010.  Compensation and benefits expense increased by $116,000 to $1.7 million for the three months ended September 30, 2011 from $1.6 million for the three months ended September 30, 2010.  Normal salary increases, increases in payroll taxes, and an increase in the ESOP expense caused the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $3,000 to $410,000 for the three months ended September 30, 2011 from $413,000 for the three months ended September 30, 2010.  Federal deposit insurance premiums increased $39,000 to $241,000 for the three months ended September 30, 2011 from $202,000 for the three months ended September 30, 2010.  Data processing fees increased by $2,000 to $215,000 for the three months ended September 30, 2011 from $213,000 for the three months ended September 30, 2010.  Professional fees increased $55,000 to $225,000 for the three months ended September 30, 2011 from $170,000 for the three months ended September 30, 2010 mainly due to an increase in legal fees due to increased collection efforts on loans.

Income Tax Expense. We recorded income tax expense of $426,000 for the three months ended September 30, 2011, compared to $506,000 for the three months ended September 30, 2010.  Our effective tax rates for the three months ended September 30, 2011 and 2010 were 30.3% and 31.4%, respectively.  The reason for the decrease in the effective tax rate is due to the increase in the percentage of tax-exempt income to net income for the three months ended September 30, 2011 as compared to the three months end September 30, 2010.

Comparison of Operating Results for the Nine Months ended September 30, 2011 and September 30, 2010

General.  Net income decreased $919,000 to $2.4 million for the nine months ended September 30, 2011 from $3.3 million for the nine months ended September 30, 2010.  The principal reasons for the decrease were a decrease of $86,000 in net interest income, an increase in the provision for loan losses of $663,000, and an increase in non-interest expense of $939,000 offset by a $217,000 increase in non-interest income and a decrease in income tax expense of $552,000.

Interest Income.  Interest income decreased $1.7 million to $18.3 million for the nine months ended September 30, 2011 from $20.0 million for the nine months ended September 30, 2010.  The decrease in interest income resulted from a $635,000 decrease in interest income on securities and a $1.0 million decrease in interest income on loans.

Interest income on loans decreased $1.0 million to $13.6 million for the nine months ended September 30, 2011 from $14.6 million for the nine months ended September 30, 2010.  The average balance of loans decreased by $14.4 million to $312.9 million for the nine months ended September 30, 2011 from $327.4 million for the nine months ended September 30, 2010 and the average yield decreased 16 basis points to 5.79% for the nine months ended September 30, 2011 from 5.95% for the nine months ended September 30, 2010.

Interest income on securities decreased $635,000 to $4.8 million for the nine months ended September 30, 2011 from $5.4 million for the nine months ended September 30, 2010.  This decrease was due to a decrease in the average yield on investment securities to 2.66% for the nine months ended September 30, 2011 from 3.58% for the nine months ended September 30, 2010, which was partially offset by an increase in the average balance of investment securities to $239.5 million for the nine months ended September 30, 2011 from $202.6 million for the nine months ended September 30, 2010.

Interest Expense. Interest expense decreased $1.6 million to $5.5 million for the nine months ended September 30, 2011 from $7.1 million for the nine months ended September 30, 2010.

Interest expense on interest-bearing deposits decreased by $1.3 million to $5.4 million for the nine months ended September 30, 2011 from $6.8 million for the nine months ended September 30, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.50% for the nine months ended September 30, 2011 from 1.92% for the nine months ended September 30, 2010 which was partially offset by an increase in the average balance of interest-bearing deposits to $483.0 million for the nine months ended September 30, 2011 from $472.1 million for the nine months ended September 30, 2010.  We experienced increases in the average balances of each category of interest-bearing deposit: savings accounts, money market deposit accounts, and NOW and Super-NOW accounts.  The average cost of all deposit accounts decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Interest expense on borrowings decreased $242,000 to $106,000 for the nine months ended September 30, 2011 from $348,000 for the nine months ended September 30, 2010.  This decrease was primarily due to a $7.2 million decrease in the average balance of borrowings to $7.2 million for the nine months ended September 30, 2011 from $14.4 million for the nine months ended September 30, 2010 and a decrease on the average rate paid on borrowings to 1.97% for the nine months ended September 30, 2011 from 3.23% for the nine months ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses in the amount of $1.2 million for the nine months ended September 30, 2011 while we recorded a provision for loan losses in the amount of $531,000 for the nine months ended September 30, 2010.  We had net charge-offs of $303,000 for the nine months ended September 30, 2011 and net charge-offs of $331,000 for the nine months ended September 30, 2010.  The allowance for loan losses as a percentage of total loans was 1.44% and 0.85% at September 30, 2011 and September 30, 2010, respectively.

Non-interest Income.  Non-interest income was $1.3 million for the nine months ended September 30, 2011 and $1.1 million for the nine months ended September 30, 2010.  Fees and service charges on deposit accounts decreased by $57,000 to $891,000 for the nine months ended September 30, 2011 from $948,000 for the nine months ended September 30, 2010.  Gains on sales of loans totaled $40,000 for the nine months ended September 30, 2011 compared to $116,000 for the nine months ended September 30, 2010.  Non-interest income for the nine months ended September 30, 2010 was reduced by an other-than-temporary impairment of a corporate debt security in our investment security portfolio.  This charge totaled $109,000 (pre-tax) for the nine months ended September 30, 2010.

Non-interest Expense.  Non-interest expense increased $939,000 to $9.6 million for the nine months ended September 30, 2011 from $8.6 million for the nine months ended September 30, 2010.  Compensation and benefits expense increased $458,000 to $5.0 million for the nine months ended September 30, 2011 from $4.5 million for the nine months ended September 30, 2010.  Normal salary increases, increases in payroll taxes and an increase in the ESOP expense caused the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $33,000 mainly due to decreases in repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums increased to $723,000 for the nine months ended September 30, 2011 from $587,000 for the nine months ended September 30, 2010.  Data processing expense increased $28,000.  Professional fees increased $291,000 to $712,000 for the nine months ended September 30, 2011 from $421,000 for the nine months ended September 30, 2010.  This increase is due to the increased legal fees associated with our loan collection efforts.  Other miscellaneous non-interest expense increased $67,000 to $961,000 for the nine months ended September 30, 2011 from $894,000 for the nine months ended September 30, 2010.  This increase was mainly in employee training and education expense.

Income Tax Expense. We recorded income tax expense of $943,000 for the nine months ended September 30, 2011, compared to a tax expense of $1.5 million for the nine months ended September 30, 2010.  Our effective tax rates for the nine months ended September 30, 2011 and 2010 were 28.4% and 31.2%, respectively.  The reason for the decrease in the effective tax rate is due to the increase in the percentage of tax-exempt income to net income for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $26.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $205.4 million at September 30, 2011.  In addition, at September 30, 2011, we had the ability to borrow a total of $295.1 million from the Federal Home Loan Bank of New York (50% of our assets at that date with FHLB-NY Board of Directors approval).  On that date, we had $2.0 million in advances outstanding.

At September 30, 2011, loan commitments outstanding totaled $3.2 million and we had a commitment to purchase an investment security in the amount of $2.5 million. In addition to commitments to originate loans and purchase securities, we had $16.2 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of September 30, 2011 totaled $80.2 million, or 15.6% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2011, we originated $26.8 million of loans and purchased $153.5 million of securities.  For the nine months ended September 30, 2010, we originated $41.6 million of loans and purchased $111.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increase in total deposits of $1.6 million for the nine months ended September 30, 2011 and $10.0 million for the nine months ended September 30, 2010, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, consisting solely of Federal Home Loan Bank advances, totaled $2.0 million at September 30, 2011.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (and prior to its elimination on July 21, 2011, the Office of Thrift Supervision), including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, Colonial Bank, FSB’s capital ratios were as follows:

Tier I (Core) Capital ratio	10.91%
Tier I Risk-Based Capital ratio	19.01%
Total Risk-Based Capital ratio	19.67%

At September 30, 2011 Colonial Bank, FSB exceeded all of the regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

As of September 30, 2011, except as disclosed in previous SEC filings, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a Smaller Reporting Company.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
July 1 – July 31	-	$-	-	209,422

August 1 – August 31	20,000	12.05	20,000	189,422

September 1 – September 30	65,000	12.52	65,000	124,422

Total	85,000	$12.41	85,000	124,422

(1)	On August 19, 2011, the Company announced a stock repurchase program to repurchase approximately 5%, or 209,422 shares of outstanding common stock.

Item 3.                   Defaults Upon Senior Securities

None

Item 4.                   [Reserved]

Item 5.                   Other Information

None

Item 6.                   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* These interactive files shall not be deemed filed for purposes of Section 11 or   12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: November 14, 2011	By: /s/ Edward J. Geletka
Edward J. Geletka President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)