Form 10-K
period 2011-12-31
Colonial Financial Services, Inc.
filed 2012-03-29
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of March 15, 2012 there were 3,995,134 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2011 was $45.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

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

The conversion was completed July 13, 2010.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Colonial Financial Services, Inc. common stock owned by public stockholders were exchanged for 0.9399 shares of Colonial Financial Services, Inc.’s common stock.  As a result of the offering and the exchange, as of December 31, 2011, Colonial Financial Services, Inc. had 3,994,073 shares outstanding and a market capitalization of approximately $49.6 million. Net proceeds from the offering were $20.3 million.

The executive offices of Colonial Financial Services, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Financial Services, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

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

Colonial Bank, FSB is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Colonial Bank, FSB is a member of the Federal Home Loan Bank system.  Its website address is www.colonialbankfsb.com.  Information on this website is not and should not be considered to be a part of this annual report.

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

According to the New Jersey Department of Labor and Workforce Development, the population of Cumberland and Gloucester counties, New Jersey grew 7.1% and 13.2%, respectively, from 2000 to December 31, 2010.  The unemployment rates for Cumberland and Gloucester counties were 12.8% and 9.3% as of December 2010, respectively, compared to 12.6% and 9.0% as of December 2011, respectively. This compares to 9.0% for the entire State of New Jersey and 8.9% for the United States as a whole as of December 31, 2011.

U.S. Census Bureau data indicates the median household income as of December 31, 2010 was $51,619 and $70,514 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2009 and the U. S. Census Bureau for 2000, the median home value in Cumberland County, New Jersey was $177,600 as of December 2010 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $232,100 as of 2010 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2011 (the latest date for which information is available), our market share was 16.0% of total deposits in Cumberland County, making us the second largest out of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2011, our market share was 2.2% of total deposits in Gloucester County, making us the 12th largest out of 23 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2011, our gross loan portfolio totaled $303.0 million compared to $324.0 million at December 31, 2010.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $140.6 million, or 46.4% of our total loan portfolio, at December 31, 2011.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2012 is currently $417,000 for single-family homes located in our primary market area.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  We do not offer “teaser” rates on our adjustable-rate loans.  We underwrite our adjustable-rate loans in the same manner as we underwrite fixed-rate loans, but do not qualify borrowers based on the fully-indexed interest rate (the maximum interest rate permitted under the terms of the loan).  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. We attempt to mitigate this risk through our maximum loan-to-value ratio of 80% for all one- to four-family residential real estate loans (including adjustable-rate loans).  At December 31, 2011, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $18.7 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2011, the outstanding balances of home equity loans totaled $26.5 million, or 8.7% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $6.1 million, or 2.0% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2011.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $102.1 million, or 33.7% of our total loan portfolio, at December 31, 2011, and consisted of 252 loans outstanding with an average loan balance of approximately $405,000, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2011, we had 160 commercial loans outstanding with an aggregate balance of $21.9 million, or 7.2% of the total loan portfolio.  These totals include 22 unsecured commercial loans with an aggregate outstanding balance of $1.1 million.  As of December 31, 2011, the average commercial loan balance (secured and unsecured loans) was approximately $137,000, although we have originated loans with balances substantially greater than this average.

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

Construction Loans.  We originate construction loans to individuals and builders in our market area.  These loans totaled $4.1 million, or 1.4% of our total loan portfolio, at December 31, 2011.  At December 31, 2011, we had 15 construction loans outstanding with an average balance of $276,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$140,612	46.4%	$140,244	43.3%	$151,352	46.6%	$145,329	47.6%	$114,745	47.3%
Home equity loans and lines of credit	32,553	10.7	35,373	10.9	37,892	11.7	41,293	13.5	40,264	16.6
Multi-family	503	0.2	3,124	1.0	4,108	1.3	4,942	1.6	5,609	2.3
Commercial	102,061	33.7	114,242	35.2	97,075	29.9	81,983	26.8	55,606	22.9
Construction	4,146	1.4	5,944	1.8	14,093	4.3	12,223	4.0	10,137	4.2
Commercial	21,890	7.2	23,253	7.2	17,864	5.5	17,177	5.6	12,600	5.2
Consumer and other	1,295	0.4	1,783	0.6	2,223	0.7	2,616	0.9	3,752	1.5

Total loans receivable	303,060	100.0%	323,963	100.0%	324,607	100.0%	305,563	100.0%	242,713	100.0%
Deferred loan fees	(463)		(433)		(394)		(307)		(281)
Allowance for loan losses	(5,027)		(3,543)		(2,606)		(2,105)		(1,392)

Total loans receivable, net	$297,570		$319,987		$321,607		$303,151		$241,040

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$4,333	5.96%	$7,224	4.42%	$401	3.00%	$13,096	5.90%
2013	3,151	6.40	3,348	5.67	102	8.01	26,450	5.29
2014	3,817	6.20	1,874	6.29	-	-	11,506	5.90
2015 through 2016	3,666	5.95	2,892	5.74	-	-	29,056	5.96
2017 through 2021	14,865	4.64	5,451	6.32	-	-	12,270	5.42
2022 through 2026	18,714	4.60	10,863	6.01	-	-	5,142	6.16
2027 and beyond	92,066	5.57	901	5.52	-	-	4,541	5.92

Total	$140,612	5.40%	$32,553	5.65%	$503	4.02%	$102,061	5.72%

	Construction		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$4,146	4.69%	$13,154	5.06%	$178	9.12%	$42,532	5.26%
2013	-	-	1,065	5.42	238	8.68	34,354	5.47
2014	-	-	3,646	4.77	342	8.68	21,185	5.84
2015 through 2016	-	-	1,911	5.26	85	7.04	37,610	5.91
2017 through 2021	-	-	2,114	4.90	116	6.90	34,816	5.20
2022 through 2026	-	-	-	-	34	7.06	34,753	5.74
2027 and beyond	-	-	-	-	302	7.09	97,810	5.59

Total	$4,146	4.69%	$21,890	5.03%	$1,295	8.06%	$303,060	5.51%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$117,969	$18,310	$136,279
Home equity loans and lines of credit	25,329	-	25,329
Multi-family	102	-	102
Commercial	88,965	-	88,965
Commercial	8,736	-	8,736
Consumer and other	1,117	-	1,117

Total loans	$242,218	$18,310	$260,528

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

During 2011, we sold $2.5 million in loans.  We have not purchased any whole loans in recent periods.  We are an approved loan seller and seller/servicer for Fannie Mae.  We may continue to sell conforming loans in the future.  Currently, we do not retain the servicing rights for the conforming loans we sell.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $463,000 and $433,000 at December 31, 2011 and 2010, respectively.

Loans to One Borrower.  At December 31, 2011, our five largest aggregate amounts loaned to any borrower and related interests were: (i) a $5.5 million relationship which includes three commercial real estate loans; (ii) a $5.1 million commercial real estate loan; (iii) a $4.3 million commercial real estate loan; (iv) a $4.1 million relationship with a commercial real estate loan and commercial business loans; and (v) a $4.0 million relationship with three commercial real estate loans. The balances noted above include the disbursed portion of credit lines not the unused portion.  At December 31, 2011, these loans were all performing according to their terms.  Under federal banking regulations, at December 31, 2011 our maximum loan-to-one borrower limit was $6.1 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis, and are placed on nonaccrual status when either principal or interest is 90 days or more past due.  As of December 31, 2011, we had no loans that were past due 90 days or more and still accruing.  In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.  Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.  At each date, we had no loans that were 90 days or more delinquent and still accruing interest.

	30-59 Days Past Due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
At December 31, 2011
Real estate loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,409	$140,612
Multi-family	-	-	-	-	503	503
Commercial	1,993	162	1,645	3,800	98,261	102,061
Construction	-	89	383	472	3,674	4,146
Home equity loans and lines of credit	48	150	363	561	31,992	32,553
Commercial	588	-	36	624	21,266	21,890
Consumer and other	82	5	-	87	1,208	1,295
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060

At December 31, 2010
Real estate loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244
Multi-family	-	-	-	-	3,124	3,124
Commercial	124	1,899	4,337	6,360	107,882	114,242
Construction	-	-	384	384	5,560	5,944
Home equity loans and lines of credit	446	302	106	854	34,519	35,373
Commercial	-	-	288	288	22,965	23,253
Consumer and other	67	3	31	101	1,682	1,783
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963

At December 31, 2009
Real estate loans:
One- to four-family residential	$-	$1,085	$4,023	$5,108	$146,244	$151,352
Multi-family	-	-	-	-	4,108	4,108
Commercial	1,093	291	535	1,919	95,156	97,075
Construction	-	-	487	487	13,606	14,093
Home equity loans and lines of credit	128	65	215	408	37,484	37,892
Commercial	-	-	15	15	17,849	17,864
Consumer and other	74	39	2	115	2,108	2,223
Total	$1,295	$1,480	$5,277	$8,052	$316,555	$324,607

At December 31, 2008
Real estate loans:
One- to four-family residential	$941	$633	$1,015	$2,589	$142,740	$145,329
Multi-family	-	-	-	-	4,942	4,942
Commercial	753	-	511	1,264	80,719	81,983
Construction	-	-	-	-	12,223	12,223
Home equity loans and lines of credit	117	-	290	407	40,886	41,293
Commercial	-	-	13	13	17,164	17,177
Consumer and other	62	18	73	153	2,463	2,616
Total	$1,873	$651	$1,902	$4,426	$301,137	$305,563

At December 31, 2007
Real estate loans:
One- to four-family residential	$-	$82	$682	$764	$113,981	$114,745
Multi-family	-	-	-	-	5,609	5,609
Commercial	-	-	-	-	55,606	55,606
Construction	-	-	252	252	9,885	10,137
Home equity loans and lines of credit	78	-	10	88	40,176	40,264
Commercial	166	31	118	315	12,285	12,600
Consumer and other	18	-	22	40	3,712	3,752
Total	$262	$113	$1,084	$1,459	$241,254	$242,713

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  We will not advance any new funds to any of the troubled debt restructurings.  As of December 31, 2011, we had 39 loans totaling $19.8 million that were considered troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of 12 commercial real estate loans, construction and multi-family loans with outstanding balances totaling $14.8 million, 21 one- to four-family residential real estate loans and home equity loans with outstanding balances totaling $4.2 million, five commercial non-mortgage loans with outstanding balances of $750 thousand and one consumer loans with an immaterial outstanding balance.  As of December 31, 2010, we had 15 loans totaling $15.9 million that were considered troubled debt restructurings.  These loans consisted of 11 commercial real estate loans, construction and multi-family loans with outstanding balances totaling $15.1 million, three one- to four-family residential real estate loans with outstanding balances totaling $3.1 million, and one consumer loan with an immaterial outstanding balance.  In each instance, we lowered the interest rate and deferred principal payments.  We had $4.8 million in troubled debt restructurings as of December 31, 2009 and none in December 31, 2008 or 2007.

We will also grant concessions that we do not consider troubled debt restructurings.  At December 31, 2009, we had only one such modified loan, where we permitted the borrower on a performing loan to defer principal payments, in exchange for a higher interest rate.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$3,726	$5,574	$4,023	$1,015	$764
Multi-family	-	-	-	-	-
Commercial	1,645	4,337	535	511	252
Construction	383	384	487	-	-
Home equity loans and lines of credit	363	106	215	290	10
Commercial	36	288	15	13	118
Consumer	-	31	2	73	22
Total non-accrual loans	6,153	10,720	5,277	1,902	1,166

Accruing loans 90 days or more past due:
All loans	-	-	-	-	-

Total non-performing loans	6,153	10,720	5,277	1,902	1,166

Real estate owned	3,092	276	-	113	-
Other non-performing assets	-	-	-	-	-

Total non-performing assets	9,245	10,996	5,277	2,015	1,166

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential	3,818	855	525	-	-
Multi-family	401	645	742	-	-
Commercial	13,184	13,051	2,096	-	-
Construction	1,254	1,369	1,426	-	-
Home equity loans and lines of credit	363	-	-	-	-
Commercial	750	-	-	-	-
Consumer	7	9	18	-	-

Total performing troubled debt restructurings	19,777	15,929	4,807	-	-

Total non-performing assets and performing troubled debt restructurings	$29,022	$26,925	$10,084	$2,015	$1,166

Ratios:
Total non-performing loans to total loans	2.03%	3.31%	1.63%	0.62%	0.48%
Total non-performing loans to total assets	1.02%	1.82%	0.93%	0.36%	0.25%
Total non-performing assets to total assets	1.53%	1.86%	0.93%	0.38%	0.25%

The amount of the allowance for loan losses allocated to the $6.2 million of non-performing loans at December 31, 2011, noted above, was $563,000.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2011, we had $11.4 million of assets designated as special mention.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2011 and 2010.  The classified assets totals at December 31, 2011 and 2010 include $6.2 million and $10.7 million, respectively, of nonperforming loans.

	At December 31,
	2011	2010
	(In thousands)

Classified assets:
Substandard	$29,801	$20,179
Doubtful	83	—
Loss	—	—
Total classified assets	$29,884	$20,179
Special mention	$11,443	$9,429

At December 31, 2011, substandard assets consisted primarily of (i) 56 residential mortgage loans with a principal balance of $9.2 million, (ii) 11 home equity loans with principal balances totaling $922,000 (iii) 18 commercial real estate loan relationships with principal balances totaling $16.7 million and (iv) two consumer loans totaling $10,000.   The collateral for the commercial real estate loan relationships classified as substandard was valued at $15.9 million as of December 31, 2011.  At December 31, 2011, special mention assets consisted primarily of (i) 13 residential mortgage loans with outstanding balances totaling $1.4 million (ii) four home equity loans with principal balances totaling $395,000 (iii) nine commercial real estate loan relationships with principal balances totaling $6.7 million and (iv) four consumer loans with principal balances of $96,000.  The collateral for the commercial real estate loan relationships classified as special mention was valued at $9.3 million as of December 31, 2011.  Included in the special mention commercial real estate loans is a relationship with an outstanding balance totaling $5.2 million, and collateral valued (in August 2008) at $6.8 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2011 and 2010—Provision for Loan Losses” and “—Allowance for Loan Losses.”

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

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	adjustments to historical loss experience, maintained to cover uncertainties that affect our estimate of probable losses for each loan type.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	levels of, and trends in, charge-offs and recoveries;

●	national and local economic trends and conditions;

●	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

●	experience, ability, and depth of lending management and other relevant staff.

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

The allowance for loan losses was $5.0 million, or 1.66% of total loans, at December 31, 2011, compared to $3.5 million, or 1.09% of total loans, at December 31, 2010.  The allowance for loan losses represented 81.7% of nonperforming loans at December 31, 2011 and 33.05% of nonperforming loans at December 31, 2010, as nonperforming loans decreased to $6.2 million at December 31, 2011 from $10.7 million at December 31, 2010.  Loans delinquent 30 days or greater decreased to $14.7 million at December 31, 2011 from $19.3 million at December 31, 2010.

For further discussion regarding how we determined the allowance for loan losses as of December 31, 2011 and 2010, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$3,543	$2,606	$2,105	$1,392	$1,373

Charge-offs:
Real estate loans:
One- to four-family residential	(262)	(223)	—	(11)	—
Home equity loans and lines of credit	(13)	—	(34)	(2)	—
Multi-family	—	—	—	—	—
Commercial	(87)	(144)	—	(5)	(62)
Construction	(33)	—	—	—	—
Commercial	—	(15)	(9)	—	—
Consumer and other	(12)	(38)	(74)	(32)	(6)
Total charge-offs	(407)	(420)	(117)	(50)	(68)

Recoveries:
Real estate loans:
One- to four-family residential	18	—	—	3	—
Home equity loans and lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	5	—	4	—
Construction	—	—	—	—	—
Commercial	6	—	—	—	—
Consumer and other	7	12	3	—	3
Total recoveries	31	17	3	7	3

Net recoveries (charge-offs)	(376)	(403)	(114)	(43)	(65)
Provision for loan losses	1,860	1,340	615	756	84

Balance at end of year	$5,027	$3,543	$2,606	$2,105	$1,392

Ratios:
Net recoveries (charge-offs) to average loans outstanding	(0.12)%	(0.12)%	(0.04)%	(0.02)%	(0.03)%
Allowance for loan losses to non-performing loans at end of year	81.70%	33.05%	49.38%	110.67%	119.38%
Allowance for loan losses to total loans at end of year	1.66%	1.09%	0.80%	0.69%	0.57%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2011			2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,220	24.3%	46.4%	$580	16.4%	43.3%	$418	16.0%	46.6%
Home equity loans and lines of credit	114	2.3	10.7	35	1.0	10.9	42	1.6	11.7
Multi-family	27	0.5	0.2	27	0.8	1.0	10	0.4	1.3
Commercial	2,400	47.8	33.7	1,800	50.8	35.2	1,010	38.8	29.9
Construction	34	0.6	1.4	65	1.8	1.8	157	6.0	4.3
Commercial	713	14.2	7.2	406	11.4	7.2	283	10.9	5.5
Consumer and other	19	0.4	0.4	130	3.7	0.6	164	6.3	0.7
Unallocated	500	9.9	—	500	14.1	—	522	20.0	—

Total allowance for loan losses	$5,027	100.0%	100.0%	$3,543	100.0%	100.0%	$2,606	100.0%	100.0%

	At December 31,
	2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$273	13.0%	47.6%	$115	8.3%	47.3%
Home equity loans and lines of credit	57	2.7	13.5	40	2.9	16.6
Multi-family	16	0.7	1.6	70	5.0	2.3
Commercial	863	41.0	26.8	825	59.3	22.9
Construction	63	3.0	4.0	71	5.1	4.2
Commercial	271	12.9	5.6	158	11.3	5.2
Consumer and other	212	10.1	0.9	113	8.1	1.5
Unallocated	350	16.6	—	—	—	—

Total allowance for loan losses	$2,105	100.0%	100.0%	$1,392	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration and mortgage-related mutual funds.  As of December 31, 2011, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

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

Mortgage-Backed Securities.  We invest in mortgage-backed securities in order to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increased liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2011, our mortgage-backed securities portfolio had a fair value of $52.7 million, and consisted of pass-through securities.

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

Collateralized Mortgage Obligations.  Collateralized mortgage obligations (CMO’s) are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability.  Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.  At December 31, 2011, our collateralized mortgage obligation portfolio had a fair value of $61.0 million.

Corporate Debt Securities and Municipal Bonds.  At December 31, 2011, we held $10.9 million in corporate debt securities, at fair value, $9.7 million of which were classified as available for sale and $1.2 million of which were classified as held to maturity.  At December 31, 2011, we held $41.1 million in bonds issued by states and political subdivisions, $36.0 million of which were classified as held to maturity at amortized cost and $5.1 million of which were classified as available for sale at fair value.  Included in this total are bond anticipation notes and tax anticipation notes (all of which have terms of one year or less), issued by municipalities in the State of New Jersey.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2011, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2011 was $1.3 million based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds and Wilmington Prime Money Market Fund.

U.S. Government Agency Securities.  At December 31, 2011, we held U.S. government agency securities available for sale with a fair value of $91.6 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Other-Than-Temporary Impairment of Securities.  For the year ended December 31, 2011, there was no charge against operating results for other-than-temporarily impaired securities.  For the year ended December 31, 2010, we recorded a loss of $150,000 as a charge against operating results for a held-to-maturity corporate debt obligation that was identified as other-than-temporarily impaired.  The total other-than-temporary impairment taken in 2010 was all related to credit losses, and no bifurcation was done with respect to the impairment (i.e. all of the other-than-temporary impairment was recorded as a loss against operations and not as a reduction in other comprehensive income).

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$48,355	$51,803	$60,799	$64,483	$112,262	$116,888
Collateralized mortgage obligations	59,607	60,970	56,342	56,432
U.S. Government obligations	91,203	91,553	42,653	42,439	28,973	29,142
Corporate debt obligations	9,573	9,668	9,712	9,912	10,563	10,672
Mutual funds (1)	7,743	7,787	2,594	2,645	1,561	1,625
Municipal debt obligations	4,977	5,075	4,176	4,154	2,817	2,830
SBA pools	1,681	1,687	3,252	3,246	5,231	5,221
Total securities available-for-sale	$223,139	$223,543	$179,528	$183,311	$161,407	$166,378

Securities held-to-maturity:
Mortgage-backed securities	$782	$859	$1,740	$1,842	$2,650	$2,803
Corporate debt obligations	1,191	1,465	1,190	1,402	5,209	5,292
Municipal debt obligations	36,019	36,355	35,284	35,121	33,173	33,300
Total securities held-to-maturity	$37,992	$38,679	$38,214	$38,365	$41,032	$41,395

(1)	The cost and fair value for 2011, 2010 and 2009 reflect an impairment charge of approximately $0, $0 and $100,000 before income tax benefit.

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$2,491	$28	$1,564	$37	$4,055	$65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
U. S. Government obligations	3,496	4	-	-	3,496	4
Corporate debt obligations	2,350	117	895	81	3,245	198
Municipal debt obligations	-	-	166	3	166	3
SBA pools	-	-	-	-	-	-
Total	$10,077	$161	$2,625	$121	$12,702	$282

	At December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$1,620	$42	$115	$1	$1,735	$43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
U. S. Government obligations	26,176	338	-	-	26,176	338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Total	$51,907	$897	$3,479	$83	$55,386	$980

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our held-to-maturity investment securities at the dates indicated.  At December 31, 2011, there were no held-to-maturity investment securities with gross unrealized losses.

	At December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Municipal debt obligations	$2,346	$226	$228	$33	$2,574	$259
Total	$2,346	$226	$228	$33	$2,574	$259

At December 31, 2011, there were ten securities in the less-than-twelve-months unrealized loss category and five securities in the twelve-months-or-more unrealized loss category for the available-for-sale portfolio.  Included in the ten securities in the less-than-twelve month category for available-for-sale securities are (a) two U. S. Government securities which have been in a loss position for two months; (b) five corporate debt obligations, one of which has been in a loss position for six months, three which have been in a loss position for eight months and one which has been in a loss position for nine months; (c) one mortgage-backed security which has been in a loss position for three months and (d) two collateralized mortgage obligations, one of which has been in a loss position for one month and one which has been in a loss position for four months.  Included in the five securities in the twelve-months-or-more category are (a) one corporate debt obligation; (b) two SBA pools and (c) two mortgage-backed securities.

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

As of December 31, 2011, management believed that the estimated fair value of the securities noted above is primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We did not intend to sell and expect that it is not more likely than not that we would be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management did not believe any individual unrealized loss as of December 31, 2011, represented an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis, assuming a federal income tax rate of 34.0%.  At December 31, 2011, the non-tax adjusted weighted average yield on total municipal securities was 2.00%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$-	-%	$-	-%	$926	4.85%	$47,429	4.48%	$48,355	$51,803	4.49%
Collateralized mortgage obligations	224	1.25	4,164	2.01	32,510	2.12	22,709	2.36	59,607	60,970	2.20
U.S. government obligations	-	-	64,778	1.31	26,425	1.98	-	-	91,203	91,553	1.50
Corporate debt obligations	510	5.40	7,065	2.04	1,498	5.37	500	4.00	9,573	9,668	2.84
Mutual funds	7,743	0.24	-	-	-	-	-	-	7,743	7,787	0.24
Municipal debt obligations	470	1.10	1,653	3.30	2,379	2.81	475	4.25	4,977	5,075	2.95
SBA pools	-	-	169	4.42	-	-	1,512	1.14	1,681	1,687	1.47
Total securities available for sale	$8,947	0.61%	$77,829	1.46%	$63,738	2.20%	$72,625	3.74%	$223,139	$228,543	2.38%

Securities held to maturity:
Mortgage-backed securities	$-	-%	$271	6.20%	$55	6.78%	$456	5.38%	$782	$859	5.76%
Corporate debt obligations	-	-	-	-	995	7.13	196	6.44	1,191	1,465	7.01
Municipal debt obligations	32,333	1.51	461	4.84	1,632	4.79	1,593	5.17	36,019	36,355	1.86
Total securities held to maturity	$32,333	1.51%	$732	5.34%	$2,682	5.70%	$2,245	5.32%	$37,992	$38,679	2.11%

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

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2011, we had no brokered certificates of deposits.  In addition, at December 31, 2011, we had $108.1 million in deposits from municipalities within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$25,885	4.98%	-%	$20,279	3.95%	-%	$21,111	4.22%	-%
Savings	105,045	20.17	1.26	106,367	20.74	1.52	90,957	18.18	2.63
NOW accounts	131,852	25.32	0.84	115,514	22.52	0.89	98,810	19.74	0.85
Super NOW accounts	39,198	7.53	0.82	34,182	6.67	1.16	19,755	3.95	1.47
Money market deposit	71,145	13.66	0.87	66,901	13.05	1.24	63,005	12.59	1.63
Total transaction accounts	373,125	71.66	0.91	343,243	66.93	1.13	293,638	58.68	1.55

Certificates of deposit	147,578	28.34	1.89	169,593	33.07	2.36	206,728	41.32	2.91

Total deposits	$520,703	100.00%	1.19%	$512,836	100.00%	1.54%	$500,366	100.00%	2.11%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $55.2 million.  The following table sets forth the maturity of all certificates of deposit as of December 31, 2011.

At December 31, 2011
(In thousands)

Three months or less	$15,027
Over three months through six months	19,977
Over six months through one year	48,315
Over one year to three years	33,754
Over three years	30,505

Total	$147,578

At December 31, 2011, $83.3 million of our certificates of deposit had maturities of one year or less.  We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$10,045	$7,000	$21,300
Average balance during year	$6,235	$12,684	$28,226
Maximum outstanding at any month end	$14,430	$16,000	$41,490
Weighted average interest rate at end of year	0.42%	2.80%	2.49%
Average interest rate during year	1.89%	3.20%	3.92%

At December 31, 2011 the maturities of the borrowings were as follows:  $8.0 million in January 2012 and $2.0 million in October 2012.

At December 31, 2011, we had the ability to borrow approximately $181.1 million under our credit facilities with the Federal Home Loan Bank of New York of which $10.0 million was outstanding.

Employees

As of December 31, 2011, we had 96 full-time employees and 12 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  At December 31, 2011, CB Delaware Investments, Inc. had $160.2 million in assets, and Colonial Bank, FSB had an equity investment of $25.4 million in CB Delaware Investments, Inc.

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

At December 31, 2011, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, as a result of recent legislation, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) has been expanded to five years.  At December 31, 2011, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Financial Services, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2011, Colonial Financial Services, Inc. and its subsidiaries have federal capital loss carryforwards of approximately $1.3 million expiring from 2013 through 2015.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies..

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

Colonial Bank, FSB has New Jersey net operating loss carryforwards of $7.9 million.  New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years and net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years.

At December 31, 2011, Colonial Bank, FSB had New Jersey capital loss carryforwards of $1.1 million.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years.

Colonial Financial Services, Inc. and Colonial Bank, FSB are not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.

SUPERVISION AND REGULATION

General

Colonial Bank, FSB is examined and supervised by the Office of the Comptroller of the Currency and is subject to examination by the Federal Deposit Insurance Corporation.  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating).  Under federal law, an institution may not disclose its CAMELS rating to the public.  Colonial Bank, FSB also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Colonial Bank, FSB is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters.  The Office of the Comptroller of the Currency examines Colonial Bank, FSB and prepares reports for the consideration of its board of directors on any operating deficiencies.  Colonial Bank, FSB’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Colonial Bank, FSB’s mortgage documents.

As a savings and loan holding company, Colonial Financial Services, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board.  Colonial Financial Services, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board or Congress, could have a material adverse impact on Colonial Financial Services, Inc. and Colonial Bank, FSB and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such Colonial Bank, FSB.  Under the Dodd-Frank Act, the Office of Thrift Supervision has been eliminated and responsibility for the supervision and regulation of federal savings banks has been transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  Responsibility for the regulation and supervision of savings and loan holding companies, such as Colonial Financial Services, Inc. has been transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, a new Consumer Financial Protection Bureau has been established as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Colonial Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau.

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

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency.  Under these laws and regulations, Colonial Bank, FSB may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Colonial Bank, FSB also may establish subsidiaries that may engage in activities not otherwise permissible for Colonial Bank, FSB, including real estate investment and securities and insurance brokerage.  The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements.  Office of the Comptroller of the Currency regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of the Comptroller of the Currency, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse to the savings bank.  Colonial Bank, FSB does not typically engage in asset sales.

At December 31, 2011, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2011, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2011, Colonial Bank, FSB held 79.19% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account.  A savings bank must file an application for approval of a capital distribution if:

●
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board or Office of the Comptroller of the Currency may disapprove a notice or application if:

●	the savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or any formal or informal enforcement action.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity.  A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws.  All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the association’s record of compliance with the Community Reinvestment Act.  In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.  An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.  The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.  Colonial Bank, FSB received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties.  A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W.  An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Colonial Bank, FSB.  Colonial Financial Services, Inc. will be an affiliate of Colonial Bank, FSB.  In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements.  In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates.  Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the association.  In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.  Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  The Office of the Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

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

Enforcement.  The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day.  The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the Office of the Comptroller of the Currency is required and authorized to take supervisory actions against undercapitalized savings banks.  For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

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

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank.  Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status.  This guarantee remains in place until the Office of the Comptroller of the Currency notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee.  Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations.  The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2011, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Colonial Bank, FSB’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations.  The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Assessment rates previously ranged from seven to 77.5 basis points of assessable deposits.  The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that changed the assessment range to 2.5 to 45 basis points of total assets less tangible equity.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been permanently raised to $250,000.  In addition, certain non-interest-bearing transaction accounts are fully insured, regardless of the dollar amount, until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2011 equaled 0.68 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2011, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2011, Colonial Bank, FSB was in compliance with these reserve requirements.

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

Holding Company Regulation

Colonial Financial Services, Inc. is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Colonial Financial Services, Inc. and its non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Colonial Bank, FSB.

Colonial Financial Services, Inc.’s activities are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c) (8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Dividends and Stock Repurchases.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend.  The guidance also provides for prior regulatory review where the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Colonial Financial Services, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

ITEM 1A.               Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company.”

ITEM 2.                  Properties

The following table provides certain information with respect to our banking offices as of December 31, 2011:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$5,201

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$376

339 Main Street Cedarville, New Jersey 08311	Owned	$338

1107 North High Street Millville, New Jersey 08332	Owned	$227

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$438

271 Lambs Road Sewell, New Jersey 08080	Owned	$285

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$304

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$293

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$427

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

The net book value of our premises, land and equipment was approximately $10.4 million at December 31, 2011.

For information regarding our investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.                  Legal Proceedings

As of December 31, 2011, except as previously disclosed, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.                  Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “COBK.” As of December 31, 2011, we had fifteen registered market makers, 383 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,994,073 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2011	High	Low	Cash Dividends Declared
First Quarter	$13.09	$11.97	$—
Second Quarter	$13.00	$11.82	$—
Third Quarter	$12.73	$10.54	$—
Fourth Quarter	$12.50	$12.20	$—

Year Ended December 31, 2010	High	Low	Cash Dividends Declared
First Quarter	$9.54	$5.51	$—
Second Quarter	$10.20	$9.12	$—
Third Quarter	$10.25	$9.00	$—
Fourth Quarter	$12.20	$9.40	$—

Payment of dividends on our shares of common stock is subject to determination and declaration by the Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations on the payment of dividends, our results of operations and financial condition, tax considerations and general economic conditions.  No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends, once declared, will continue.

There were no sales of unregistered securities during the quarter ended December 31, 2011.

The following table discloses information regarding repurchases of shares of common stock during the quarter ended December 31, 2011, and includes the repurchase program announced on August 19, 2011.  The repurchase program is for 209,422 shares and does not have an expiration date.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	43,000	12.46	128,000	81,422
November	81,422	12.37	209,422	-
December	-	-	209,422	-
	124,422	12.40	209,422	-

ITEM 6.                  Selected Financial Data

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$603,814	$590,342	$568,541	$530,576	$457,860
Cash and amounts due from banks	7,893	18,982	15,882	23,407	15,978
Investment securities held to maturity	37,992	38,214	41,032	16,897	17,213
Investment securities available for sale	228,543	183,311	166,378	165,462	163,549
Loans receivable, net	297,570	319,987	321,607	303,151	241,040
Deposits	520,703	512,836	500,366	457,231	371,382
Borrowings	10,045	7,000	21,300	31,227	45,939
Stockholders’ equity	71,685	69,412	45,517	40,630	39,028

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:

Interest income	$24,067	$26,292	$27,355	$27,151	$23,045
Interest expense	7,154	9,216	13,514	15,696	14,432
Net interest income	16,913	17,076	13,841	11,455	8,613
Provision for loan losses	1,860	1,340	615	756	84
Net interest income after provision for loan losses	15,053	15,736	13,226	10,699	8,529
Non-interest income	1,809	1,574	267	628	1,114
Non-interest expense	12,376	11,747	11,661	9,629	8,866
Income before income taxes	4,486	5,563	1,832	1,698	777
Income tax expense (benefit)	1,179	1,693	392	353	(454)
Net income	$3,307	$3,870	$1,440	$1,345	$1,231

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.55%	0.67%	0.26%	0.27%	0.29%
Return on average equity	4.64%	6.83%	3.34%	3.44%	3.33%
Interest rate spread (1)	2.90%	3.05%	2.52%	2.27%	1.95%
Net interest margin (2)	3.06%	3.21%	2.71%	2.50%	2.20%
Efficiency ratio (3)	66.07%	62.99%	82.66%	79.69%	91.15%
Noninterest expense to average total assets	2.06%	2.02%	2.12%	1.92%	2.09%
Average interest-earning assets to average interest-bearing liabilities	112.92%	109.33%	107.28%	106.49%	106.73%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.53%	1.86%	0.93%	0.38%	0.25%
Non-performing loans as a percent of total loans	2.03%	3.31%	1.63%	0.62%	0.48%
Allowance for loan losses as a percent of non-performing loans	81.70%	33.05%	49.38%	110.67%	119.38%
Allowance for loan losses as a percent of total loans	1.66%	1.09%	0.80%	0.69%	0.57%
Net recoveries (charge-offs) to average loans outstanding	(0.12)%	(0.12)%	(0.04)%	(0.02)%	(0.03)%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	19.99%	18.39%	12.60%	13.06%	14.96%
Tier 1 risk-based capital (to risk weighted assets)	19.27%	17.64%	11.94%	12.42%	14.42%
Tangible capital (to tangible assets)	10.82%	10.44%	7.17%	7.27%	8.03%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.82%	10.44%	7.17%	7.27%	8.03%
Equity to total assets	11.87%	11.76%	8.01%	7.66%	8.52%

Other Data:
Number of full service offices	9	9	9	8	7
Dividends declared per share	$—	$—	$—	$—	$—

Earnings per share:
Basic and diluted (4)	$0.83	$0.97	$0.36	$0.33	$0.31

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Information for December 31, 2009 and prior has been adjusted for the 0.9399-for-one exchange from the mutual-to-stock conversion of Colonial Bankshares MHC.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of average loans outstanding has ranged from 0.81% to 1.62%, while our net charge-offs as a percentage of average loans outstanding has ranged from (0.04)% to(0.13)%.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2011 would have changed by approximately $189,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at December 31, 2011 and 2010

Total assets increased $13.5 million, or 2.3%, to $603.8 million at December 31, 2011 from $590.3 million at December 31, 2010.  The increase was the result of increases in investment securities available-for-sale and bank-owned life insurance offset by decreases in cash and amounts due from banks, investment securities held-to-maturity, loans receivable, accrued interest receivable and office properties and equipment.

Net loans receivable decreased by $22.4 million, or 7.0%, to $297.6 million at December 31, 2011 from $320.0 million at December 31, 2010.  One- to four-family residential real estate loans increased $368,000, or 0.3%, to $140.6 million at December 31, 2011 from $140.2 million at December 31, 2010.  Commercial real estate loans decreased $12.1 million, or 10.6%, to $102.1 million at December 31, 2011 from $114.2 million at December 31, 2010.  Home equity loans and lines of credit decreased $2.8 million, or 7.9%, to $32.6 million at December 31, 2011 from $35.4 million at December 31, 2010.  Construction loans decreased $1.8 million, or 30.5%, to $4.1 million at December 31, 2011 from $5.9 million at December 31, 2010.  Commercial loans decreased $1.4 million, or 6.0%, to $21.9 million at December 31, 2011 from $23.3 million at December 31, 2010.  We currently limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

Investment securities available for sale increased $46.9 million, or 25.8%, to $228.5 million at December 31, 2011 from $181.6 million at December 31, 2010.  The increase was the result of purchases of $192.9 million of mortgage-backed and investment securities offset by a $1.6 million decrease in the market value of investment securities available for sale, $39.4 million in principal amortization, $108.2 million in calls and maturities of investment securities available for sale and accretion of discounts and premiums in the amount of $73,000.   In addition, securities held to maturity decreased $222,000 to $38.0 million at December 31, 2011 from $38.2 million at December 31, 2010.  The decrease in securities held to maturity was the result of principal amortization of $961,000, and $47.4 million in calls and maturities of investment securities held to maturity offset by purchases of $48.0 million and accretion of discounts and premiums in the amount of $170,000.

Other assets decreased by $352,000 to $3.0 million at December 31, 2011 from $3.4 million at December 31, 2009.  The decrease was mainly due to the reduction of prepaid FDIC insurance premiums during 2010.  Cash and amounts due from banks decreased by $12.8 million to $7.9 million at December 31, 2011 from $20.7 million at December 31, 2010.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides non-interest income that is nontaxable.  Federal regulations generally limit the investment in bank-owned life insurance to 25% of the sum of Colonial Bank, FSB’s tier 1 capital and its allowance for loan losses.  At December 31, 2011, this limit was $17.4 million. The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for an employee and $250,000 for a director.  During 2011, we increased our coverage of life insurance on key personnel from $9.9 million at December 31, 2010 to $10.8 million at December 31, 2011.

Deposits increased $7.9 million, or 1.5%, to $520.7 million at December 31, 2011 from $512.8 million at December 31, 2010.  The largest increase was in NOW accounts, which increased $16.4 million, or 14.2%, to $131.9 million at December 31, 2011 from $115.5 million at December 31, 2010.  The increase in NOW accounts was due to an increase in public fund accounts (such as municipalities and school districts).  Money market deposit accounts increased $4.2 million, or 6.3%, to $71.1 million at December 31, 2011 from $66.9 million at December 31, 2010.  The increase in money market deposit accounts was due to our offering competitive rates for high balance accounts and depositors’ preferences to maintain funds in short-term investments in the current interest rate environment.  Savings accounts decreased $1.4 million, or 1.3%, to $105.0 million at December 31, 2011 from $106.4 million at December 31, 2010.    Certificates of deposit decreased $22.0 million, or 13.0%, to $147.6 million at December 31, 2011 from $169.6 million at December 31, 2010.  Included in the balance in certificates of deposits are brokered deposits in the amount of $5.9 million at December 31, 2010, which matured during 2011.  We previously sought brokered deposits as they provided us with liquidity at rates that compared favorably with other funding sources available to us at the time.  Recently, we have reduced our reliance on brokered certificates of deposit, which are generally rate sensitive and therefore do not assist us in managing interest rate risk, in favor of lower cost, core deposits, which has decreased our cost of funds. We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.  Non-interest bearing demand accounts increased $5.6 million, or 27.6% to $25.9 million at December 31, 2011 from $20.3 million at December 31, 2010.  Super NOW accounts increased $5.0 million, or 14.6%, to $39.2 million at December 31, 2011 from $34.2 million at December 31, 2010.  Overall deposit growth has resulted from our continued focus on generating deposits in our local communities and from our establishing relationships with larger customers, such as municipalities, and using those relationships to offer deposit products to the customers’ employees, who tend to open core deposit accounts and not certificates of deposits.  Under New Jersey state law, we pledge securities as collateral for municipal deposits that exceed the amounts that are federally insured.

Borrowings increased $3.0 million to $10.0 million at December 31, 2011 from $7.0 million at December 31, 2010.

Total stockholders’ equity increased $2.3 million to $71.7 million at December 31, 2011 from $69.4 million at December 31, 2010.  This increase was attributable to net income of $3.3 million and an increase in other comprehensive income of $1.1 million offset by stock repurchases in the amount of $2.6 million.  Accumulated other comprehensive income increased to $3.5 million at December 31, 2011 from $2.5 million at December 31, 2010 as a result of an increase in unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

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

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$310,045	$17,781	5.74%	$326,529	$19,236	5.89%	$311,585	$18,677	5.99%
Securities:
Taxable	211,249	5,656	2.68%	175,470	6,391	3.64%	175,034	7,959	4.55%
Tax-exempt	30,846	630	2.04%	29,743	665	2.24%	24,048	719	2.99%
Total interest-earning assets	552,140	24,067	4.36%	531,742	26,292	4.94%	510,667	27,355	5.36%
Noninterest-earning assets	48,642			49,728			42,233
Total assets	$600,782			$581,470			$552,900

Interest-bearing liabilities:
Savings accounts	$106,483	1,380	1.30%	$104,983	1,713	1.63%	$85,752	2,241	2.61%
NOW accounts	145,854	1,490	1.02%	122,007	1,360	1.11%	79,947	799	1.00%
Money market deposits	70,900	778	1.10%	64,505	952	1.48%	53,949	1,123	2.08%
Certificates of deposit	159,508	3,387	2.12%	182,171	4,785	2.63%	228,158	8,245	3.61%
Total interest-bearing deposits	482,745	7,035	1.46%	473,666	8,810	1.86%	447,806	12,408	2.77%
Borrowings	6,235	119	1.89%	12,684	406	3.20%	28,226	1,106	3.92%
Total interest-bearing liabilities	488,980	7,154	1.46%	486,350	9,216	1.89%	476,032	13,514	2.84%
Noninterest-bearing liabilities	40,553			38,427			33,789
Total liabilities	529,533			524,777			509,821
Equity	71,249			56,693			43,079
Total liabilities and equity	$600,782			$581,470			$552,900

Net interest income		$16,913			$17,076			$13,841
Interest rate spread (1)			2.90%			3.05%			2.52%
Net interest-earning assets (2)	$63,160			$45,392			$34,635
Net interest margin (3)			3.06%			3.21%			2.71%
Average interest-earning assets to average interest-bearing liabilities	112.92%			109.33%			107.28%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(957)	$(498)	$(1,455)	$852	$(293)	$559
Securities:
Taxable	2,499	(3,234)	(735)	20	(1,588)	(1,568)
Tax-exempt	26	(61)	(35)	918	(972)	(54)
Total interest-earning assets	1,568	(3,793)	(2,225)	1,790	(2,853)	(1,063)

Interest-bearing liabilities:
Savings accounts	25	(358)	(333)	784	(1,312)	(528)
NOW accounts	222	(92)	130	464	97	561
Money market deposit	110	(284)	(174)	362	(533)	(171)
Certificates of deposit	(546)	(852)	(1,398)	(1,474)	(1,986)	(3,460)
Total interest-bearing deposits	(189)	(1,586)	(1,775)	136	(3,734)	(3,598)
Borrowings	(159)	(128)	(287)	(525)	(175)	(700)
Total interest-bearing liabilities	(348)	(1,714)	(2,062)	(389)	(3,909)	(4,298)

Net change in interest income	$1,916	$(2,079)	$(163)	$2,179	$1,056	$3,235

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General.  Net income decreased $563,000 to $3.3 million for the year ended December 31, 2011 from $3.9 million for the year ended December 31, 2010.  The principal reason for the decrease was due to an increase in the provision for loan losses of $520,000, an increase of $608,000 in non-interest expense and a $514,000 decrease in income tax expense offset by an increase of $163,000 in net interest income and a $214,000 increase in non-interest income.

Interest Income.  Interest income decreased $2.2 million to $24.1 million for the year ended December 31, 2011 from $26.3 million for the year ended December 31, 2010.  The decrease in interest income resulted from a $770,000 decrease in interest income on investment securities and mortgage-backed securities and a decrease of $1.4 million on loans.

Interest income on loans decreased $1.4 million, or 7.3%, to $17.8 million for the year ended December 31, 2011 from $19.2 million for the year ended December 31, 2010.  This decrease resulted from a decrease in the average yield on loans by 15 basis points to 5.74% for the year ended December 31, 2011 from 5.89% for the year ended December 31, 2010 along with a decrease in the average balance of loans of $16.5 million, or 5.0%, to $310.0 million for the year ended December 31, 2011 from $326.5 million for the year ended December 31, 2010.  See “—Comparison of Financial Condition at December 31, 2011 and 2010” for a discussion of how our growth in commercial real estate loans will be limited in future periods.

Interest income on securities decreased by $770,000 to $6.3 million for the year ended December 31, 2011 from $7.1 million for the year ended December 31, 2010.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 84 basis points to 2.60% for the year ended December 31, 2011 from 3.44% for the year ended December 31, 2010, which was offset by an increase in the average balance of taxable and tax-exempt securities to $242.1 million for the year ended December 31, 2011 from $205.2 million for the year ended December 31, 2010.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $2.1 million, or 22.4%, to $7.1 million for the year ended December 31, 2011 from $9.2 million for the year ended December 31, 2010.

Interest expense on interest-bearing deposits decreased by $1.8 million, or 20.1%, to $7.0 million for the year ended December 31, 2011 from $8.8 million for the year ended December 31, 2010.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 40 basis points in the average rate paid on interest-bearing deposits to 1.46% for the year ended December 31, 2011 from 1.86% for the year ended December 31, 2010.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2011, reflecting lower market interest rates.  This was offset by a $9.0 million, or 1.9%, increase in the average balance of interest-bearing deposits to $482.7 million for the year ended December 31, 2011 from $473.7 million for the year ended December 31, 2010.  We experienced increases in the average balance across all categories of interest-bearing deposits except for certificates of deposits for the year ended December 31, 2011.    See “—Comparison of Financial Condition at December 31, 2011 and 2010” for a discussion of how we have increased our deposits in recent periods.

Interest expense on borrowings decreased $287,000 to $119,000 for the year ended December 31, 2011 from $406,000 for the year ended December 31, 2010.  This decrease was due to a $6.5 million decrease in the average balance of borrowings to $6.2 million for the year ended December 31, 2011 from $12.7 million for the year ended December 31, 2010, and to a 131 basis point decrease in the average cost of such borrowings to 1.89% for the year ended December 31, 2011 from 3.20% for the year ended December 31, 2010.  We have decreased our outstanding borrowings because our net increase in deposits, the proceeds received from the calls, maturities and pay-downs of securities and the net proceeds from the second-step stock offering exceeded our cash needs to fund loan originations and investment securities purchases.

Net Interest Income.  Net interest income decreased by $163,000, or 1.0%, to $16.9 million for the year ended December 31, 2011 from $17.1 million for the year ended December 31, 2010 because of decreases in our interest income and interest expense.  Our net interest margin decreased 15 basis points to 3.06% for the year ended December 31, 2011 from 3.21% for the year ended December 31, 2010, and our net interest rate spread decreased 15 basis points to 2.90% for the year ended December 31, 2011 from 3.05% for the year ended December 31, 2010, as the average yield of our interest-bearing assets decreased by more than the decrease in the average cost on our interest-bearing liabilities.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.9 million for the year ended December 31, 2011 and a provision for loan losses of $1.3 million for the year ended December 31, 2010.  The allowance for loan losses was $5.0 million, or 1.66% of total loans, at December 31, 2011, compared to $3.5 million, or 1.09% of total loans, at December 31, 2010.  We increased the allowance for loan losses at December 31, 2011 due to increases in (i) general reserves for commercial real estate loans, reflecting growth in the commercial real estate loan portfolio, and (ii) specific allowances on loans individually evaluated for impairment, in each case where the recorded investment in the loan exceeds the measured value of the loan.   Our balance of loans we evaluated individually for impairment increased to $30.1 million at December 31, 2011 from $26.6 million at December 31, 2010, although we provided specific allowances on loans with principal balances of $11.4 million as of December 31, 2011 and $7.9 million as of December 31, 2010.  At December 31, 2011 and 2010, all nonaccrual loans were individually evaluated for impairment.  During each of 2011 and 2010, in further recognition of current economic conditions, we maintained unallocated allowances for loan losses of $500,000.

The allowance for loan losses represented 81.70% of nonperforming loans at December 31, 2011 and 33.05% of nonperforming loans at December 31, 2010.  As a result of our recent increase in nonperforming loans, we experienced net charge-offs of $376,000 for the year ended December 31, 2011 and $403,000 for the year ended December 31, 2010.  In addition, at December 31, 2011, 60.6% of our non-performing loans were one- to four-family residential real estate loans.  We generally consider the losses inherent in non-performing or delinquent one- to four-family residential real estate loans to be less than the losses inherent in similarly performing loans of other types of loans in our portfolio (such as commercial loans, commercial real estate loans and construction loans).  Specifically, we have obtained updated appraisals and title searches on all loans (including one- to four-family residential real estate loans) that are 90 days or more past due and placed on non-accrual status.  We have not increased our allowance for loan losses commensurate with our increase in commercial real estate loans, as we originate commercial real estate loans that we believe to be of greater credit quality but that may provide lower yields.  Such credit quality can result from one or more of many factors, including, but not limited to: the borrower having substantial net worth; the borrower providing a personal guarantee on the loan; the borrower having deposit relationships with us; the underlying business having a debt service ratio that exceeds the minimum established by our policies; the borrower having a history of creditworthiness, either with us, one of our lending officers or another financial institution; and the collateral being in a desirable location.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2011 and 2010.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income increased $214,000 to $1.8 million for the year ended December 31, 2011 compared to $1.6 million for the year ended December 31, 2010.  Fees and service charges on deposit accounts decreased by $59,000 to $1.2 million for the year ended December 31, 2011 from $1.3 million for the year ended December 31, 2010.  Gains on the sale of loans decreased by $182,000 to $49,000 for the year ended December 31, 2011 from $231,000 for the year ended December 31, 2010.  Total loans sold in 2011 and 2010 were $2.5 million and $13.4 million, respectively.  Net gains on the sales and calls of investment securities increased to $194,000 for the year ended December 31, 2011 from $52,000 for the year ended December 31, 2010.   Non-interest income reflected a charge of $150,000 for other-than-temporary impairment of securities during the year ended December 31, 2010.

Non-interest Expense.  Non-interest expense increased $608,000, or 5.2%, to $12.4 million for the year ended December 31, 2011 from $11.7 million for the year ended December 31, 2010.  Compensation and benefits expense increased $471,000, or 7.8%, to $6.5 million for the year ended December 31, 2011 from $6.1 million for the year ended December 31, 2010.  Normal salary increases and an increase in the employee stock ownership plan expense account for the increase in compensation and benefits expense.  Occupancy and equipment expense decreased $70,000, or 4.0%, to $1.7 million for the year ended December 31, 2011 from $1.8 million for the year ended December 31, 2010.  Data processing expense increased $71,000 to $958,000 for the year ended December 31, 2011 from $887,000 for the year ended December 31, 2010.  Federal Deposit Insurance Corporation insurance premiums decreased by $229,000 to $555,000 for the year ended December 31, 2011 from $784,000 for the year ended December 31, 2010.  This decrease was due to the change in how the assessment is calculated from using a deposit base to an asset base.  Professional fees increased by $300,000 to $951,000 for the year ended December 31, 2011 from $651,000 for the year ended December 31, 2010.  This increase was due to higher legal expenses for additional loan collections and an increase in auditing and accounting fees.  Other expenses increased $93,000 to $1.3 million for the year ended December 31, 2011.  This increase was mainly attributable to increases in training and education expense, supervisory examination expense, telephone expense, correspondent bank expense, and loan acquisition and loan collection expense.

Income Tax Expense. We recorded an expense of $1.2 million for income taxes for the year ended December 31, 2011, compared to an expense of $1.7 million for the year ended December 31, 2010, reflecting effective tax rates of 26.3% and 30.4%, respectively.  Our effective tax rate is lower than state and federal statutory rates due to the formation of our Delaware operating subsidiary, income from life insurance and the increased holdings in tax-exempt securities in 2011.

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

Net Portfolio Value.  As our primary federal regulator prior to its merger with the Office of the Comptroller of the Currency, the Office of Thrift Supervision required the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  The Office of the Comptroller of the Currency currently provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.  The Office of the Comptroller of the Currency simulation model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of net portfolio value.  Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.  However, given the current low level of market interest rates, we did not prepare a NPV calculation for an interest rate decrease of greater than 100 basis points.  A basis point equals one-hundredth of one percent, and 100 basis points equals one percent.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.  We have been advised that the results of the regulatory interest rate sensitivity model will not be prepared after December 31, 2011.

Change in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV	Increase (Decrease)
	Estimated NPV (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$73,828	$(14,660)	-16%	12.16%	-189	bp
+200	80,567	(7,721)	-9%	13.08%	-97	bp
+100	85,845	(2,443)	-3%	13.77%	-28	bp
+50	86,808	(1,480)	-2%	13.87%	-18	bp
—	88,288	-	-	14.05%	-
-50	87,335	(953)	-1%	13.89%	-16	bp
-100	86,414	(1,874)	-2%	13.76%	-29	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 2.0% increase in net portfolio value.  In the event of a 200 basis point increase in interest rates, we would experience a 9.0% decrease in net portfolio value.  Both of these calculations are based against the calculated net portfolio value of $88.3 million.

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

Net portfolio value calculations also may not reflect the fair values of financial instruments.  For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.  In addition, the Office of the Comptroller of the Currency’s net portfolio value calculations assign a value to core deposit intangibles that is not reflected in calculating the fair value of financial instruments, which resulted in the significant difference as of December 31, 2011 between our net portfolio value and an estimate of our value that could be obtained by subtracting the fair value of financial liabilities from the fair value of our assets.  For further information, see Note 14 to the Notes to our Consolidated Financial Statements.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.  We have maintained higher liquidity levels as a result of the completion of our stock offering.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $7.9 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $228.5 million at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow approximately $181.1 million from the Federal Home Loan Bank of New York.  On that date, we had $10.0 million in advances outstanding.

At December 31, 2011, we had $4.6 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $16.5 million in unadvanced funds to borrowers and $2.2 million of commitments issued under standby letters of credit. Certificates of deposit due within one year of December 31, 2011 totaled $83.3 million, or 16.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products, as the recent runoff of certificates of deposit was primarily related to our not bidding on brokered certificates of deposit. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities.  In 2011, we originated $45.7 million of loans and purchased $239.1 million of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $7.9 million and $12.4 million for the years ended December 31, 2011 and 2010, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances increased by $3.0 million during the year ended December 31, 2011 and decreased by $14.3 million during the year ended December 31, 2010.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, Colonial Bank, FSB exceeded all regulatory capital requirements. Colonial Bank, FSB is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

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

COLONIAL FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Colonial Financial Services, Inc.

We have audited the accompanying consolidated statements of financial condition of Colonial Financial Services, Inc. and subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Colonial Financial Services, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Malvern, Pennsylvania
March 29, 2012

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010

	(Dollars In Thousands, Except Per Share Data)

Assets

Cash and amounts due from banks	$7,893	$18,982
Investment securities available for sale	228,543	183,311
Investment securities held to maturity (fair value 2011 - $38,679; 2010 - $38,365)	37,992	38,214
Loans receivable (net of allowance for loan losses 2011 - $5,027; 2010 - $3,543)	297,570	319,987
Loans available for sale	—	659
Real estate owned	3,092	276
Federal Home Loan Bank stock, at cost	1,271	1,120
Office properties and equipment, net	10,420	10,936
Bank-owned life insurance	10,794	9,943
Accrued interest receivable	1,879	2,025
Deferred tax asset, net	1,335	1,511
Other assets	3,025	3,378

Total Assets	$603,814	$590,342

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$25,885	$20,279
Interest-bearing	494,818	492,557
Total deposits	520,703	512,836
Federal Home Loan Bank short-term borrowings	8,045	—
Federal Home Loan Bank long-term borrowings	2,000	7,000
Advances from borrowers for taxes and insurance	636	544
Accrued interest payable and other liabilities	745	550
Total Liabilities	532,129	520,930

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued 4,188,456 shares; outstanding 3,994,073 shares in 2011 and 4,188,456 shares in 2010	40	42
Additional paid-in capital	38,660	40,962
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,586)	(1,794)
Retained earnings	31,056	27,749
Accumulated other comprehensive income	3,515	2,453
Total Stockholders’ Equity	71,685	69,412

Total Liabilities and Stockholders’ Equity	$603,814	$590,342

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$17,781	$19,236
Mortgage-backed securities	3,900	4,807
Investment securities:
Taxable	1,756	1,584
Tax-exempt	630	665
Total Interest Income	24,067	26,292
Interest Expense
Deposits	7,035	8,810
Borrowings	119	406
Total Interest Expense	7,154	9,216
Net Interest Income	16,913	17,076
Provision for Loan Losses	1,860	1,340
Net Interest Income after Provision for Loan Losses	15,053	15,736
Non-Interest Income
Fees and service charges	1,216	1,275
Gain on sale of loans	49	231
Net gain on sales and calls of investment securities	194	52

Impairment charge on investment securities	-	(150)
Portion of loss recognized in other comprehensive income (before taxes)	-	-
Net impairment losses recognized in earnings	-	(150)

Earnings on bank-owned life insurance	350	166
Total Non-Interest Income	1,809	1,574
Non-Interest Expenses
Compensation and benefits	6,548	6,077
Occupancy and equipment	1,689	1,759
Data processing	958	887
FDIC insurance premiums	555	784
Office supplies	161	159
Professional fees	951	651
Advertising	164	194
Real estate owned, net	59	37
Other	1,291	1,199
Total Non-Interest Expenses	12,376	11,747
Income before Income Tax Expense	4,486	5,563
Income Tax expense	1,179	1,693
Net Income	$3,307	$3,870

Per Share Data (Note 3):
Earnings per share – basic	$0.83	$0.97
Earnings per share – diluted	$0.83	$0.97

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity
(Dollars in thousands)
Balance, January 1, 2010	$452	$20,628	$(1,084)	$23,879	$(1,596)	$3,238	$45,517
Comprehensive income:
Net income, 2010	-	-	-	3,870	-	-	3,870
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax benefit of $403	-	-	-	-	-	(785)	(785)

Total Comprehensive income	-	-	-	-	-	-	$3,085

Cancellation of common stock	(452)	452	-	-	-	-	-
Issuance of common stock, net of offering costs of $1.7 million	42	21,130	(918)	-	-	-	20,254
Cancellation of treasury shares	-	(1,596)	-	-	1,596	-	-
ESOP shares committed to be released (11,603 shares)	-	(12)	208	-	-	-	196
Stock-based compensation expense (restricted stock awards)	-	216	-	-	-	-	216
Stock-based compensation expense (stock options)	-	144	-	-	-	-	144

Balance, December 31, 2010	$42	$40,962	$(1,794)	$27,749	$-	$2,453	$69,412

Comprehensive income:
Net income, 2011	-	-	-	3,307	-	-	3,307
Net change in unrealized gain on investment securities available for sale, net of reclassification adjustments and tax expense of $559	-	-	-	-	-	1,062	1,062

Total Comprehensive income	-	-	-	-	-	-	$4,369

Common stock repurchased and cancelled (209,422 shares)	(2)	(2,595)	-	-	-	-	(2,597)
ESOP shares committed to be released (20,085 shares)	-	40	208	-	-	-	248
Stock-based compensation expense (restricted stock awards)	-	151	-	-	-	-	151
Stock-based compensation expense (stock options)	-	102	-	-	-	-	102

Balance, December 31, 2011	$40	$38,660	$(1,586)	$31,056	$-	$3,515	$71,685

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:	(In thousands)
Net income	$3,307	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,860	1,340
Depreciation expense	656	676
ESOP expense	248	196
Stock-based compensation expense	253	360
Impairment charge on investment securities	-	150
Deferred income taxes	(384)	(198)
Net earnings on bank-owned life insurance	(350)	(166)
Net gain on sales and calls of investment securities	(194)	(52)
Loans originated for sale	(1,750)	(13,452)
Proceeds from sale of loans	2,458	13,024
Gain on sale of loans	(49)	(231)
Loss on sale of real estate owned	21	-
Net amortization of loan fees	29	39
Accretion of premium and discount on investment securities, net	(243)	(389)
Decrease in accrued interest receivable	146	247
Decrease in other assets	353	1,187
Increase (decrease) in other liabilities	195	(147)
Net cash provided by operating activities	6,556	6,454
Cash Flows from Investing Activities:
Proceeds from sales of investment securities held to maturity	-	739
Proceeds from sales of investment securities available for sale	-	1,748
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	-	1,816
Proceeds from calls and maturities of investment securities available for sale	108,168	60,034
Proceeds from calls and maturities of investment securities held to maturity	47,407	43,857
Purchase of investment securities available for sale	(162,538)	(75,256)
Purchase of investment securities held to maturity	(47,977)	(42,555)
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(28,604)	(43,400)
Purchase of office properties and equipment	(140)	(225)
Principal repayments from investment securities	1,765	2,016
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	38,828	37,733
Net decrease (increase) in Federal Home Loan Bank stock	(151)	611
Proceeds from the sale of foreclosed real estate	402	213
Purchase of life insurance	(501)	(7,000)
Net decrease (increase) in loans receivable	17,289	(248)
Net cash used for investing activities	(26,052)	(19,917)
Cash Flows from Financing Activities:
Net increase in deposits	7,867	12,470
Increase (decrease) in Federal Home Loan Bank short-term borrowings	8,045	(7,300)
Repayment of Federal Home Loan Bank long-term borrowings	(5,000)	(7,000)
Increase (decrease) in advances from borrowers for taxes and insurance	92	(117)
Net proceeds from issuance of common stock	-	20,254
Repurchase of common stock	(2,597)	-
Net cash provided by financing activities	8,407	18,307
Increase (decrease) in cash and cash equivalents	(11,089)	4,844
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,982	14,138
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,893	$18,982
Supplemental Cash Flow Disclosures:
Cash paid: Interest	$7,192	$9,309
Cash paid: Income taxes	$1,507	$2,350
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$3,239	$489

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

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.

The Company is subject to regulations of certain federal banking agencies.  Pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 21, 2011, the regulation and supervision of federal savings institutions, such as the Bank, was transferred from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (the “OCC”), the agency that regulates national banks.  As a result, the OCC has assumed primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings associations as of July 21, 2011.  As a result of the elimination of the OTS, effective July 21, 2011, savings and loan holding companies, such as the Company, are now regulated by the Board of Governors of the Federal Reserve System.

In 2006, the Bank established a Delaware corporation, CB Delaware Investments, Inc. (the “Operating Subsidiary”), whose purpose is to invest in and manage securities.

The Bank maintains its executive office and main branch in Vineland, New Jersey.  The Bank also   maintains branch offices in Bridgeton, Cedarville, Mantua, Millville, Upper Deerfield, Vineland and Sewell, New Jersey.  The Bank’s principal business consists of attracting customer deposits and investing these deposits primarily in single-family residential, commercial, and consumer loans and investments.

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the valuation of deferred tax assets.

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

The Bank is required to maintain average reserve balances in vault cash and with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2011 and 2010.  The Bank is required to maintain a minimum clearing balance with the Federal Reserve Bank.  At December 31, 2011 and 2010, this clearing balance requirement was $50,000.

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

Loans Held for Sale

At December 31, 2011, the Company had no loans held for sale. At December 31, 2010, the Company had $659,000 in loans held for sale.  Loan originated and intended for sale in the secondary market are carried at the lower of cost or fair value.  To date, all loans sold by the Company have been sold servicing released.  All gains and losses are calculated based on each loan sold using the specific identification method.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Management believes no impairment charge is necessary related to the FHLB stock at December 31, 2011 and 2010.

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

Bank-Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors.  The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for employees and $250,000 for directors.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income on the statements of income.

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

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.  In general, the Company remains open to examination for tax years 2008 and after for federal and for tax years after 2007 for state.

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

Reclassifications

Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements.  Such reclassifications did not have an impact on our financial position or results of operation.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Unrealized holding gains (losses) on available for sale investment securities	$1,815	$(1,286)
Reclassification adjustment for net gains on sales and calls of investment securities	(194)	(52)
Impairment charge on investment securities	-	150
Net unrealized gains (losses)	1,621	(1,188)

Income tax expense (benefit)	559	(403)
Net of tax amount	$1,062	$(785)

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

In December 2011, the FASB issued ASU 2011-10 for when a parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate.  Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, the reporting entity would continue to include the real estate, debt and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11 which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statement to understand the effect of those arrangements on its financial position.  The amendments in this update will enhance disclosures required by U. S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar arrangement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.  The amendments in this update are for annual reporting periods beginning on or after January 1, 2013.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2011, the FASB issued ASU 2011-12 which defer those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustment, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments in this update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011.  The Company does not anticipate the adoption of this FASB ASU will have a material impact on the consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

There are no preferred securities which would affect the net income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2011 and 2010, respectively, there were 187,298 and 194,639 anti-dilutive non-vested awards and options (as adjusted for the exchange ratio) excluded from the computation of earnings per share because the option price was greater than the average market price, respectively.

	December 31,
	2011	2010
Net Income	$3,307,000	$3,870,000
Weighted average common shares issued	4,188,456	4,216,896
Average unearned ESOP shares	(173,530)	(145,073)
Average treasury stock shares	(43,422)	(66,907)
Weighted average common shares outstanding - basic	3,971,504	4,004,916
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding - diluted	3,971,504	4,004,916
Earnings per share-basic	$0.83	$0.97
Earnings per share-diluted	$0.83	$0.97

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2011
U. S. Government obligations	$91,203	$354	$(4)	$91,553
Corporate debt obligations	9,573	293	(198)	9,668
Mutual funds	7,743	44	-	7,787
Municipal debt obligations	4,977	98	-	5,075
SBA pools	1,681	9	(3)	1,687
Mortgage-backed securities	48,355	3,513	(65)	51,803
Collateralized mortgage obligations	59,607	1,375	(12)	60,970
	$223,139	$5,686	$(282)	$228,543

December 31, 2010
U. S. Government obligations	$42,653	$124	$(338)	$42,439
Corporate debt obligations	9,712	243	(43)	9,912
Mutual funds	2,594	51	-	2,645
Municipal debt obligations	4,176	36	(58)	4,154
SBA pools	3,252	8	(14)	3,246
Mortgage-backed securities	60,799	3,727	(43)	64,483
Collateralized mortgage obligations	56,342	574	(484)	56,432
	$179,528	$4,763	$(980)	$183,311

Held to Maturity:
December 31, 2011
Corporate debt obligations	$1,191	$274	$-	$1,465
Municipal debt obligations	36,019	336	-	36,355
Mortgage-backed securities	782	77	-	859
	$37,992	$687	$-	$38,679

December 31, 2010
Corporate debt obligations	$1,190	$212	$-	$1,402
Municipal debt obligations	35,284	96	(259)	35,121
Mortgage-backed securities	1,740	102	-	1,842
	$38,214	$410	$(259)	$38,365

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at December 31, 2011 and 2010 have been issued by government agencies or government sponsored enterprises.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$32,333	$32,333	$8,724	$8,774
Due after one year through five years	461	520	73,665	73,855
Due after five year through ten years	2,627	2,961	30,301	30,620
Due thereafter	1,789	2,006	2,487	2,521
	37,210	37,820	115,177	115,770
Mortgage-backed securities and collateralized mortgage obligations	782	859	107,962	112,773
Total	$37,992	$38,679	$223,139	$228,543

At December 31, 2011 and 2010, $63.1 million and $70.6 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $194,000 and $0, respectively, for the year ended December 31, 2011, and $107,000 and $0, respectively, for the year ended December 31, 2010, were realized on sales and calls of available-for-sale investment securities.  Losses of $55,000 for the year ended December 31, 2010 were realized on sales of held-to-maturity investment securities.  These gross realized losses on held-to-maturity securities were on two corporate debt obligations that the Company identified in 2009 as impaired due to a downgrade by a credit rating agency to below investment grade.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$3,496	$4	$-	$-	$3,496	$4
Corporate debt obligations	2,350	117	895	81	3,245	198
SBA pools	-	-	166	3	166	3
Mortgage-backed securities	2,491	28	1,564	37	4,055	65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
Total	$10,077	$161	$2,625	$121	$12,702	$282

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2010	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$26,176	$338	$-	$-	$26,176	$338
Corporate debt obligations	1,953	10	937	33	2,890	43
Municipal debt obligations	1,619	23	595	35	2,214	58
SBA pools	-	-	1,832	14	1,832	14
Mortgage-backed securities	1,620	42	115	1	1,735	43
Collateralized mortgage obligations	20,539	484	-	-	20,539	484
Total	$51,907	$897	$3,479	$83	$55,386	$980

The following table shows the Company’s held to maturity investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position.  At December 31, 2011, there were no held to maturity investments in an unrealized loss position.

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

The following table summarizes (in thousands) the cumulative credit related to other-than-temporary charges recognized as a component of earnings for the year ended December 31, 2011:

Cumulative other-than-temporary charges at January 1, 2011	$1,276
Additional other-than-temporary charges taken for credit losses during 2011	-
Cumulative other-than-temporary charges at December 31, 2011	$1,276

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2011, there were ten securities in the less-than-twelve-months category and five securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the ten securities in the less-than-twelve month category for available-for-sale securities are (a) two U. S. Government securities which have been in a loss position for two months; (b) five corporate debt obligations, one of which has been in a loss position for six months, three which have been in a loss position for eight months and one which has been in a loss position for nine months; (c) one mortgage-backed security which has been in a loss position for three months and (e) two collateralized mortgage obligations, one of which has been in a loss position for one month and one which has been in a loss position for four months.  Included in the five securities in the twelve-months-or-more category are (a) one corporate debt obligation; (b) two SBA pools and (c) two mortgage-backed securities.

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

As of December 31, 2011 management believes that the estimated fair value of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell the investment securities prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2011 represents an other-than-temporary impairment.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE

Loans receivable at December 31, 2011 and 2010 consist of the following:

	2011	2010
	(In thousands)
Mortgage loans:
One-to-four family	$140,612	$140,244
Multi-family	503	3,124
Commercial	102,061	114,242
Construction	4,146	5,944
Home equity loans and credit lines	32,553	35,373
Commercial	21,890	23,253
Consumer	1,295	1,783
	303,060	323,963
Deferred loan fees	(463)	(433)
Allowance for loan losses	(5,027)	(3,543)
	$297,570	$319,987

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family loans.  Our one- to four-family residential loans also include loans to businesses for commercial purposes which are secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.  We have not originated or purchased any sub-prime or Alt-A loans.  We have not originated or purchased payment-option ARMs or negative amortizing loans.

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

Balance January 1, 2011	Transfers	Additions	Amounts Collected	Balance December 31, 2011
$3,504	-	$1,704	($1,776)	$3,432

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following tables set forth the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2011 and 2010 and the composition of the allowance for loan losses at December 31, 2011 and 2010:

	At or for the year ended December 31, 2011
	Real Estate
(In thousands)	One- to-four family	Multi- family	Comm- ercial	Con- struc- tion	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(262)	-	(87)	(33)	(13)	-	(12)	-	(407)
Recoveries	18	-	-	-	-	6	7	-	31
Provision	884	-	687	2	92	301	(106)	-	1,860
Balance at end of period	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027

Allowance ending balance
Related to loans individually evaluated for impairment	$782	$-	$1,411	$-	$57	$384	$2	$-	$2,636

Related to loans collectively evaluated for impairment	438	27	989	34	57	329	17	500	2,391
Total allowance	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027

	At or for the year ended December 31, 2010
	Real Estate
(In thousands)	One- to-four family	Multi- family	Comm- ercial	Con- struc- tion	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$418	$10	$1,001	$166	$42	$283	$186	$500	$2,606
Charge-offs	(223)	-	(144)	-	-	(15)	(38)	-	(420)
Recoveries	-	-	-	-	-	5	12	-	17
Provision	385	17	943	(101)	(7)	133	(30)	-	1,340
Balance at end of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

Allowance ending balance
Related to loans individually evaluated for impairment	$287	$-	$698	$-	$-	$-	$-	$-	$985

Related to loans collectively evaluated for impairment	293	27	1,102	65	35	406	130	500	2,558
Total allowance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2011:

(In thousands)	Individually evaluated for Impairment	Collectively evaluated for impairment	Total

Mortgage loans:
One-to-four family	$9,471	$131,141	$140,612
Multi-family	401	102	503
Commercial	16,532	85,529	102,061
Construction	1,636	2,510	4,146
Home equity and credit lines	1,225	31,328	32,553
Commercial	841	21,049	21,890
Consumer	21	1,274	1,295
Total	$30,127	$272,933	$303,060

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2010:

(In thousands)	Individually evaluated for Impairment	Collectively evaluated for impairment	Total

Mortgage loans:
One-to-four family	$6,429	$133,815	$140,244
Multi-family	645	2,479	3,124
Commercial	17,388	96,854	114,242
Construction	1,753	4,191	5,944
Home equity and credit lines	106	35,267	35,373
Commercial	288	22,965	23,253
Consumer	40	1,743	1,783
Total	$26,649	$297,314	$323,963

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2011:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Mortgage loans:
One-to-four family	$129,935	$1,433	$8,852	$-	$140,220
Multi-family	-	102	401	-	503
Commercial	78,487	6,744	14,047	83	99,361
Construction	2,510	-	1,636	-	4,146
Home equity and credit lines	31,236	395	922	-	32,553
Commercial	18,386	2,663	841	-	21,890
Consumer	1,189	96	10	-	1,295
Total	$261,743	$11,433	$26,709	$83	$299,968

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Mortgage loans:
One-to-four family	$4,665	$4,665	$782	$3,900	$117
Multi-family	-	-	-	-	-
Commercial	5,750	5,750	1,411	5,778	251
Construction	-	-	-	-	-
Home equity and credit lines	185	185	57	178	13
Commercial	841	841	384	268	10
Consumer	5	5	2	1	-
Total	$11,446	$11,446	$2,636	$10,125	$391

With no related allowance recorded:
Mortgage loans:
One-to-four family	$4,806	$4,806	$-	$3,459	$109
Multi-family	401	401	-	595	18
Commercial	10,782	10,782	-	9,408	464
Construction	1,636	1,636	-	1,742	42
Home equity and credit lines	1,040	1,040	-	747	34
Commercial	-	-	-	-	-
Consumer	16	16	-	16	1
Total	$18,681	$18,681	$-	$15,967	$668

Total
Mortgage loans:
One-to-four family	$9,471	$9,471	$782	$7,359	$226
Multi-family	401	401	-	595	18
Commercial	16,532	16,532	1,411	15,186	715
Construction	1,636	1,636	-	1,742	42
Home equity and credit lines	1,225	1,225	57	925	47
Commercial	841	841	384	268	10
Consumer	21	21	2	17	1
Total	$30,127	$30,127	$2,636	$26,092	$1,059

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2010:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Mortgage loans:
One-to-four family	$2,500	$2,500	$287	$627	$92
Multi-family	-	-	-	-	-
Commercial	5,431	5,431	698	1,361	303
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$7,931	$7,931	$985	$1,988	$395

With no related allowance recorded:
Mortgage loans:
One-to-four family	$3,929	$3,929	$-	$1,370	$150
Multi-family	645	645	-	698	12
Commercial	11,957	11,957	-	6,232	561
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4
Total	$18,718	$18,718	$-	$10,117	$807

Total
Mortgage loans:
One-to-four family	$6,429	$6,429	$287	$1,997	$242
Multi-family	645	645	-	689	21
Commercial	17,388	17,388	698	7,593	864
Construction	1,753	1,753	-	1,495	58
Home equity and credit lines	106	106	-	27	5
Commercial	288	288	-	292	8
Consumer	40	40	-	12	4
Total	$26,649	$26,649	$985	$12,105	$1,202

Loans are charged off when the loan is deemed uncollectible.  Loans that are not charged off are placed on non-accrual status when collection of principal or interest is considered doubtful.  Loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

Non-performing assets and troubled debt restructurings at December 31, 2011 and 2010 were as follows:

	2011	2010
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,726	$5,574
Multi-family	-	-
Commercial	1,645	4,337
Construction	383	384
Home equity loans and lines of credit	363	106
Commercial	36	288
Consumer	-	31
Total non-accrual loans	6,153	10,720

Accruing loans 90 days or more past due:
All loans	-	-
Total non-performing loans	6,153	10,720
Real estate owned	3,092	276
Total non-performing assets	$9,245	$10,996

Troubled debt restructurings:
Real estate loans:
One- to four-family	$3,818	$855
Multi-family	401	645
Commercial	13,184	13,051
Construction	1,253	1,369
Home equity loans and lines of credit	364	-
Commercial	750	-
Consumer	7	9
Total troubled debt restructurings	19,777	15,929
Total non-performing assets and troubled debt restructurings	$29,022	$26,925

Ratios:
Total non-performing loans to total loans	2.03%	3.31%
Total non-performing loans to total assets	1.02%	1.82%
Total non-performing assets to total assets	1.53%	1.86%

At December 31, 2011, nonaccrual loans amounted to $6.2 million consisting of 26 one-to four-family residential dwelling units, five commercial properties, two construction loans, seven home equity loans and one non-mortgage commercial loan.  At December 31, 2010, nonaccrual loans amounted to $10.7 million consisting of 33 one- to four-family residential dwelling units, eight commercial properties, two construction loans, three home equity loans, one non-mortgage commercial loan and one consumer loan.  The Bank had no loan balances past due 90 days or more and still accruing interest at December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, all nonaccrual loans were individually evaluated for impairment.

At December 31, 2011, the Bank had 7 properties in real estate owned totaling $3.1 million consisting of three one- to four-family dwelling units, three commercial properties and one vacant lot.  At December 31, 2010, the Bank had one vacant lot in real estate owned totaling $276,000.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

At December 31, 2011, the Bank had 39 loans totaling $19.8 million that were considered troubled debt restructurings and classified as impaired.  Twelve of the loans are commercial real estate, construction and multi-family loans with an outstanding balance of $14.8 million, twenty are one-to four-family loans with an outstanding balance of $3.8 million, one is a home equity loan, five are non-mortgage commercial loans and one is a consumer loan.

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	20	$3,737	$3,737
Multi-family	-	-	-
Commercial	1	285	285
Construction	-	-	-
Home equity loans and lines of credit	-	-	-
Commercial	5	750	750
Consumer	-	-	-
Total	26	$4,772	$4,772

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2011:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	-	$-
Multi-family	-	-
Commercial	1	283
Construction	-	-
Home equity loans and lines of credit	-	-
Commercial	-	-
Consumer	1	7
Total	2	$290

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE (CONTINUED)

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

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The follow tables present the classes of the loan portfolio summarized by the past due status at December 31, 2011 and 2010:

At December 31, 2011 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,409	$140,612	$-
Multi-family	-	-	-	-	503	503	-
Commercial	1,993	162	1,645	3,800	98,261	102,061	-
Construction	-	89	383	472	3,674	4,146	-
Home equity loans and credit lines	48	150	363	561	31,992	32,553	-
Commercial	588	-	36	624	21,266	21,890	-
Consumer and other	82	5	-	87	1,208	1,295	-
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060	$-

At December 31, 2010 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244	$-
Multi-family	-	-	-	-	3,124	30,124	-
Commercial	124	1,899	4,337	6,360	107,882	114,242	-
Construction	-	-	384	384	5,560	5,944	-
Home equity loans and credit lines	446	302	106	854	34,519	35,373	-
Commercial	-	-	288	288	22,965	23,253	-
Consumer and other	67	3	31	101	1,682	1,783	-
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2011 and 2010 are summarized by major classification as follows:

	Estimated Useful Life in Years	2011	2010
		(In thousands)

Land	Indefinite	$4,156	$4,128
Buildings	25	8,354	8,325
Furniture, Fixtures and equipment	3 – 7	3,266	3,210
		15,776	15,663
Accumulated depreciation		(5,356)	(4,727)
		$10,420	$10,936

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

NOTE 7 - DEPOSITS

Deposits at December 31, 2011 and 2010 consist of the following major classifications (dollars in thousands):

	2011		2010
	Amount	Average Rate	Amount	Average Rate

Certificates of deposit:
0.00% - 2.00%	$93,975	1.18%	$66,617	1.28%
2.01% - 4.00%	44,787	2.79	77,939	2.50
4.01% - 6.00%	8,816	4.95	25,037	4.79
Total certificates of deposit	147,578	1.89	169,593	2.36

Non-interest bearing demand	25,885	-	20,279	-
NOW	131,852	0.84	115,514	0.89
Super NOW	39,198	0.82	34,182	1.16
Savings	105,045	1.26	106,367	1.52
Money market deposit	71,145	0.87	66,901	1.24
	$520,703	1.19%	$512,836	1.54%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

A summary of certificates of deposit by maturity at December 31, 2011 is as follows (in thousands):

2012	$83,319
2013	23,626
2014	10,128
2015	13,475
2016	10,848
Thereafter	6,182
$147,578

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $55.2 million and $68.9 million at December 31, 2011 and 2010, respectively.  Included in the certificate of deposit balances at December 31, 2010 are brokered certificates of deposit in the amount of $5.9 million at a weighted average rate of 5.32%, all of which matured in 2011.

A summary of interest expense on deposits for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
NOW and Super NOW	$1,490	$1,360
Savings	1,380	1,713
Money market demand	778	952
Certificates of deposit	3,387	4,785
	$7,035	$8,810

At December 31, 2011 and 2010, the Company held deposits for related parties of approximately $4.3 million and $4.4 million, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (FHLB) borrowings at December 31 are as follows:

Maturity	Interest Rate	2011	2010
		(In thousands)
April 20, 2011	1.22%	$-	$2,000
June 23, 2011	4.31%	-	3,000
January 3, 2012	0.31%	8,045	-
October 22,2012	2.12%	2,000	2,000
		$10,045	$7,000

At December 31, 2011, the Bank had a borrowing capacity of 30% of assets or $181.1 million available from the FHLB of New York, of which $10.0 million was outstanding.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2011 and 2010, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

The income tax provision consists of the following for the years ended December 31:

	2011	2010
	(In thousands)
Current:
Federal	$1,560	$1,891
State	3	-
Total current	$1,563	$1,891

Deferred	(384)	(198)
Total	$1,179	$1,693

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income for the years ended December 31 is as follows (dollars in thousands):

	2011			2010
	Amount	% of Pretax Income		Amount	% of Pretax Income
Federal income tax at statutory rate	$1,525	34.0%		$1,891	34.0%
State tax, net of federal benefit	(98)	(2.2	) %	(11)	(3.6	) %
Tax exempt income	(188)	(4.2	) %	(226)	(3.4	) %
Life insurance income	(119)	(2.7	) %	(56)	(1.0	) %
Other	59	1.4%		95	4.4%
Total	$1,179	26.3%		$1,693	30.4%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Deferred loan fees	$185	$173
Allowance for loan losses	2,008	1,415
Securities impairment	125	125
State net operating loss carryforwards	471	629
Capital loss carryforwards	503	557
Deferred compensation	83	380
Nonaccrual interest adjustment	159	150
Prepaid expenses	-	7
Total deferred tax assets	3,534	3,436

Valuation allowance	(398)	(579)

Deferred tax liabilities:
Depreciation	108	(16)
Net unrealized gain on securities available for sale	(1,889)	(1,330)
Other	(20)	-
Total deferred tax liabilities	(1,801)	(1,346)
Net Deferred Tax Asset	$1,335	$1,511

The Company has considered future market growth, forecasted earnings, future taxable income and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets.  If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.

The Company has New Jersey state net operating loss carryforwards of approximately $7.9 million expiring from 2014 through 2016.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.  At December 31, 2011, the Company recorded a valuation allowance of approximately $331,000 as the realization of the state net operating losses may not be realizable should the Company not generate sufficient state taxable income at respective subsidiaries prior to their expiration.

The Company has federal capital loss carryforwards of approximately $1.3 million expiring from 2013 through 2015.  Capital losses may be carried back three years and carried forward five succeeding years.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.  The Company has state capital loss carryforwards of $1.1 million.  At December 31, 2011, the Company has recorded a full valuation allowance of $67,000  for the state capital loss carryforwards.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing one year of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan with the Bank matching fifty percent of the first six percent or a maximum of three percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2011 and 2010 were $89 thousand and $83 thousand, respectively.

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

As the debt is repaid, shares are released from the collateral account and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $248 thousand and $196 thousand for the years ended December 31, 2011 and 2010, respectively.  The following table presents the components of the ESOP shares (as adjusted for the exchange ratio):

	December 31,
	2011	2010
Shares released for allocation	94,699	74,614
Unreleased shares	153,500	173,585
Total ESOP shares	248,199	248,199
Fair value of unreleased shares	$1,912,610	$2,117,737

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION

In 2006, Board of Directors of Colonial Bankshares, Inc. approved the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan (the “2006 Plan”).  Under the 2006 Plan, the Company may grant options to purchase up to 208,247 shares (as adjusted) of Company stock and may grant up to 83,300 shares (as adjusted) of common stock as restricted stock awards.

The 2006 Plan enables the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under the 2006 Plan may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  The Company has reserved 208,247 shares (as adjusted) of common stock for issuance upon the exercise of options granted under the 2006 Plan.  No grants may be made more than ten years after adoption of the 2006 Plan.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the 2006 Plan are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the 2006 Plan, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.  At December 31, 2011, there are 31,915 shares (as adjusted) available for option grants under the 2006 Plan.

On October 19, 2006, 83,300 shares (as adjusted) of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share (as adjusted).  The restricted stock awarded vest 20% annually beginning October 19, 2007.  On January 20, 2011, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share and vest 33% annually beginning January 20, 2012.  During the years ended December 31, 2011 and 2010, $151 thousand and $216 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  The tax benefits recognized related to such stock-based compensation was $51 thousand and $73 thousand for the years ended December 31, 2011 and 2010.    At December 31, 2011, there was $26,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.00 years.  At December 31, 2011, there were 25,095 restricted shares unawarded.

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, beginning of year	15,039	$13.27
Granted	3,268	12.00
Forfeited	-	-
Vested	15,039	13.27
Restricted stock, end of year	3,268	$12.00

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (CONTINUED)

On October 19, 2006, options to purchase 184,660 shares (as adjusted) of common stock at $13.27 per share (as adjusted) were awarded.  The options awarded vest 20% annually beginning October 19, 2007.  On January 20, 2011, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The following is a summary of the Company’s stock option activity for the years ended December 31, 2011 and 2010:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	176,332	$13.27
Granted	8,328	12.00
Exercised	-	-
Forfeitures	-	-
Outstanding at December 31, 2011	184,660	$13.22
Exercisable at December 31, 2011	176,332	$13.27

	Options (as adjusted)	Weighted Average Exercise Price (as adjusted)
Outstanding at January 1, 2010	184,660	$13.27
Granted	-	-
Exercised	-	-
Forfeitures	8,328	13.27
Outstanding at December 31, 2010	176,332	$13.27
Exercisable at December 31, 2010	143,571	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $4.03 per option (as adjusted).  Weighted average contractual term of options outstanding and exercisable were 4.75 years at December 31, 2011, and 5.75 years at December 31, 2010.  The following weighted average assumptions were used for pricing the options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 9.00 years at December 31, 2011.  The options outstanding had no aggregate intrinsic value at December 31, 2011 and 2010, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2011 and 2010 was $102 thousand and $144 thousand, respectively, with a related tax benefit of $35 thousand and $49 thousand, respectively.  At December 31, 2011, there was $27,000 of unrecognized compensation cost related to unvested stock options granted.

On August 18, 2011, stockholders approved the Company’s 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Company may grant options to purchase up to 229,500 shares of Company stock and may grant up to 45,900 shares of common stock as restricted service based stock awards and 45,900 shares of common stock as restricted performance based stock awards.  As of December 31, 2011, no grants have been made under the 2011 Plan.

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
	(In thousands)
Commitments to grant loans	$4,635	$8,446
Unfunded commitments under lines of credit	16,483	19,904
Standby letters of credit	2,222	2,546
	$23,340	$30,896

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability at December 31, 2011 and 2010 for guarantees under letters of credit is not material.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2011:
Tangible Capital (to Adjusted Tangible Assets)	$64,609	10.82%	$ >8,954	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	64,609	10.82%	>23,878	>4.00%	$ >29,848	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	64,609	19.27%	N/A	N/A	>20,119	>6.00%
Total Capital (to Risk-Weighted Assets)	67,019	19.99%	>26,825	>8.00%	>33,532	>10.00%

As of December 31, 2010:
Tangible Capital (to Adjusted Tangible Assets)	$60,859	10.44%	$ >8,744	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	60,859	10.44%	>23,317	>4.00%	$ >29,147	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	60,859	17.64%	N/A	N/A	>20,697	>6.00%
Total Capital (to Risk-Weighted Assets)	63,444	18.39%	>27,595	>8.00%	>34,493	>10.00%

Office of the Comptroller of the Currency regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2011	2010
	(In thousands)
Total equity capital	$68,124	$63,312
Less:
Net unrealized gain on available-for-sale securities	3,515	2,453
Tier I Capital	$64,609	$60,859

Allowance for loan losses includable in Tier 2 capital	2,390	2,559
Unrealized gains on available-for-sale mutual funds (equity securities)	20	26
Total risk-based capital	$67,019	$63,444

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$91,553	$-	$91,553	$-
Corporate debt obligations	9,668	-	9,668	-
Mutual funds	7,787	7,787	-	-
Municipal debt obligations	5,075	-	5,075	-
SBA pools	1,687	-	1,687	-
Mortgage-backed securities	51,803	-	51,803	-
Collateralized mortgage obligations	60,970	-	60,970	-
Securities available-for-sale	$228,543	$7,787	$220,756	$-

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$42,439	$-	$42,439	$-
Corporate debt obligations	9,912	-	9,912	-
Mutual funds	2,645	2,645	-	-
Municipal debt obligations	4,154	-	4,154	-
SBA pools	3,246	-	3,246	-
Mortgage-backed securities	64,483	-	64,483	-
Collateralized mortgage obligations	56,432	-	56,432	-
Securities available-for-sale	$183,311	$2,645	$180,666	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows (dollars in thousands):

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,810	$-	$-	$8,810
Real estate owned	$276	$-	$-	$276

	December 31, 2010	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$6,946	$-	$-	$6,946
Real estate owned	$276	$-	$-	$276

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at December 31, 2011 and 2010:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2011 the fair value consists of the loan balances of $11.4 million with specific valuation allowances of $2.6 million.

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Assets:
Cash and amounts due from banks	$7,893	$7,893	$18,982	$18,982
Investment securities available-for-sale	228,543	228,543	183,311	183,311
Investment securities held-to-maturity	37,992	38,679	38,214	38,365
Federal Home Loan Bank stock	1,271	1,271	1,120	1,120
Loans receivable, net	297,570	313,325	319,987	340,423
Loans available for sale	-	-	659	659
Accrued interest receivable	1,879	1,879	2,025	2,025

Liabilities:
Deposits	520,703	526,089	512,836	517,364
Federal Home Loan Bank short-term borrowings	8,045	8,045	-	-
Federal Home Loan Bank long-term borrowings	2,000	2,000	7,000	7,168
Accrued interest payable	37	37	75	75

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2011	2010
ASSETS	(In thousands)

Cash and cash equivalents	$1,512	$3,925
Equity investment in Colonial Bank, FSB	68,125	63,313
Loan receivable – ESOP	1,740	1,923
Other assets	308	251
Total Assets	$71,685	$69,412
STOCKHOLDERS’ EQUITY

STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	$71,685	$69,412

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010
	(In thousands)
Interest income	$101	$90
Equity in earnings of Colonial Bank, FSB	3,502	4,211
Total income	3,603	4,301
General, administrative and other expenses	296	431
Net income	$3,307	$3,870

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$3,307	$3,870
Share-based compensation expense	253	360
Equity in undistributed earnings Colonial Bank, FSB	(3,502)	(4,211)
Increase in cash from ESOP loan repayment	183	192
Increase in other assets	(57)	(7)
Net cash from operating activities	184	204

Cash flows from financing activities:
Repurchase and retirement of common stock	(2,597)	-
Capital contribution to Colonial Bank, FSB	-	(16,968)
Net proceeds from sale of stock	-	20,254
Net cash from (used in) financing activities	(2,597)	3,286
Net increase (decrease) in cash and cash equivalents	(2,413)	3,490
Cash and cash equivalents at beginning of period	3,925	435
Cash and cash equivalents at end of period	$1,512	$3,925

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2011
Total interest income	$5,722	$6,223	$6,032	$6,090
Total interest expense	1,605	1,724	1,902	1,923
Net interest income	4,117	4,499	4,130	4,167
Provision for loan losses	666	398	480	316
Net interest income after provision for loan losses	3,451	4,101	3,650	3,851
Total non-interest income	502	485	405	417
Total non-interest expense	2,788	3,179	3,275	3,134
Income before income taxes	1,165	1,407	780	1,134
Income taxes	236	426	198	319
Net income	$929	$981	$582	$815
Basic earnings per share	$0.24	$0.24	$0.15	$0.20
Diluted earnings per share	$0.24	$0.24	$0.15	$0.20

Three Months Ended:	December 31,	September 30,	June 30,		March 31,
	(Dollars in thousands, except per share data)
2010
Total interest income	$6,282	$6,539	$6,695		$6,776
Total interest expense	2,088	2,279	2,372		2,477
Net interest income	4,194	4,260	4,323		4,299
Provision for loan losses	809	29	42		460
Net interest income after provision for loan losses	3,385	4,231	4,281		3,839
Total non-interest income	488	340	456		290
Total non-interest expense	3,102	2,959	2,864		2,822
Income before income taxes	771	1,612	1,873		1,307
Income taxes	198	506	629		360
Net income	$573	$1,106	$1,244		$947
Basic earnings per share (as adjusted)	$0.14	$0.28	$0.31	*	$0.24	*
Diluted earnings per share (as adjusted)	$0.14	$0.28	$0.31	*	$0.24	*

*Earnings per share have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on July 13, 2010.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance Under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2011 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	473,236	12.77	312,162
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	473,236	12.77	312,162

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (11)
3.2	Bylaws of Colonial Financial Services, Inc. (11)
3.3	Articles of Amendment to Articles of Incorporation (11)
4	Form of Common Stock Certificate (11)
10.1	[reserved]*
10.2	Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan * (1)
10.3	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) *(2)
10.4	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Employees) *(2)
10.5	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) *(2)
10.6	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) *(2)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka *(3)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III *(4)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan *(5)
10.10	Amended and Restated Employment Agreement with Edward J. Geletka *(6)
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III *(7)
10.12	Amended and Restated Employment Agreement with William F. Whelan *(8)
10.13	Bonus Plan, including amendments *(9)
10.14	Colonial Bank, FSB Director Retirement Plan *
10.15	Colonial Bank, FSB 2011 Director Deferred Fee Plan *
10.16	Colonial Bank, FSB Group Term Replacement Plan *
10.17	Colonial Bank, FSB Director Supplemental Life Insurance Plan *
10.18	Colonial Bank, FSB 2011 Executive Retirement Incentive Plan *
10.19	Colonial Financial Services, Inc. 2011 Equity Incentive Plan *(12)
10.20	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) *
10.21	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Employees) *
10.22	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Outside Directors) *
10.23	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Employees) *
10.24	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Outside Directors) *
10.25	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Employees) *
14	Code of Ethics (10)
21	Subsidiaries of Registrant (11)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**

*	Denotes management contract or compensatory plan or arrangement
**	Furnished, not filed.
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

(10)
Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2011.

(11)	Incorporated by reference to the Registration Statement on Form S-1 (File no. 333-165532), as initially filed March 17, 2010, and as amended on April 28, 2010 and May 7, 2010.
(12)	Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34817)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.

Date: March 29, 2012	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer	March 29, 2012
Edward J. Geletka	and Director (Principal Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and Chief	March 29, 2012
L. Joseph Stella, III	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Albert A. Fralinger, Jr.	Chairman of the Board	March 29, 2012
Albert A. Fralinger, Jr.

/s/ Gregory J. Facemyer	Vice Chairman of the Board	March 29, 2012
Gregory J. Facemyer

/s/ John J. Bailey	Director	March 29, 2012
John J. Bailey

/s/ John Fitzpatrick	Director	March 29, 2012
John Fitzpatrick

/s/ Hugh J. McCaffery	Director	March 29, 2012
Hugh J. McCaffery

/s/ Paul J. Ritter, III	Director	March 29, 2012
Paul J. Ritter, III