Form 10-Q
period 2012-03-31
Colonial Financial Services, Inc.
filed 2012-05-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, 3,995,134 shares of common stock, par value $0.01 per share

PART I FINANCIAL INFORMATION
Item 1.   Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2012	December 31, 2011

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$31,598	$7,893
Investment securities available for sale	243,846	228,543
Investment securities held to maturity (fair value at March 31, 2012 - $37,560; at December 31, 2011 - $38,679)	36,771	37,992
Loans receivable, net of allowance for loan losses of $2,866 at March 31, 2012 and $5,027 at December 31, 2011	294,294	297,570
Real estate owned	3,226	3,092
Federal Home Loan Bank stock, at cost	909	1,271
Office properties and equipment, net	10,304	10,420
Bank-owned life insurance	10,880	10,794
Accrued interest receivable	2,073	1,879
Other assets	5,042	4,360

Total Assets	$638,943	$603,814

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$45,727	$25,885
Interest-bearing	518,185	494,818
Total deposits	563,912	520,703
Federal Home Loan Bank short-term borrowings	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	2,000
Advances from borrowers for taxes and insurance	711	636
Accrued interest payable and other liabilities	792	745

Total Liabilities	567,415	532,129

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,995,134 shares at March 31, 2012 and 3,994,046 shares at December 31, 2011	40	40
Additional paid-in capital	38,768	38,660
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,586)	(1,586)
Retained earnings	31,304	31,056
Accumulated other comprehensive income	3,002	3,515

Total Stockholders’ Equity	71,528	71,685

Total Liabilities and Stockholders’ Equity	$638,943	$603,814

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$4,074	$4,501
Mortgage-backed securities	849	1,036
Investment securities: Taxable	495	385
Investment securities: Tax-exempt	167	168
Total Interest Income	5,585	6,090

Interest Expense
Deposits	1,455	1,875
Borrowings	11	48
Total Interest Expense	1,466	1,923
Net Interest Income	4,119	4,167

Provision for Loan Losses	1,248	316
Net Interest Income after Provision for Loan Losses	2,871	3,851

Non-Interest Income
Fees and service charges	291	278
Gain on sale of loans	-	31
Net gain on sales and calls of investment securities	166	22
Earnings on life insurance	86	85
Other	3	1
Total Non-Interest Income	546	417

Non-Interest Expenses
Compensation and benefits	1,715	1,635
Occupancy and equipment	376	413
FDIC insurance premium	110	240
Data processing	198	261
Office supplies	41	44
Professional fees	227	199
Advertising and promotions	43	26
Real estate owned, net	34	4
Other	347	312
Total Non-Interest Expenses	3,091	3,134
Income before Income Tax Expense	326	1,134

Income Tax expense	78	319
Net Income	$248	$815

Per Share Data (See Note 3):
Earnings per share – basic	$0.06	$0.20
Earnings per share – diluted	$0.06	$0.20
Weighted average number of shares outstanding – basic	3,825,534	4,014,871
Weighted average number of shares outstanding – diluted	3,825,534	4,014,871

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2012	2011

	(Dollars in thousands)

Net income	$248	$815

Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities net of tax (benefit) expense – 2012, (226); 2011, 55	(415)	156
Less reclassification adjustment for realized gain on sale of securities (net) included in net income net of tax expense – 2012, (68); 2011, (9)	(98)	(13)
Total Other Comprehensive Income (Loss)	(513)	143

Comprehensive Income (Loss)	$(265)	$958

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu -lated Other Compre- hensive Income	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2012	3,994,046	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net income	-	-	-	-	248	-	248
Other comprehensive loss	-	-	-	-	-	(513)	(513)

Stock-based compensation expense (restricted stock awards)	1,088	-	60	-	-	-	60

Stock-based compensation expense (stock options)	-	-	48	-	-	-	48

Balance, March 31, 2012	3,995,134	$40	$38,768	$(1,586)	$31,304	$3,002	$71,528

Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$2,453	$69,412

Net income	-	-	-	-	815	-	815
Other comprehensive income	-	-	-	-	-	143	143

Stock-based compensation expense (restricted stock awards)	-	-	46	-	-	-	46

Stock-based compensation expense (stock options)	-	-	36	-	-	-	36

Balance, March 31, 2011	4,188,456	$42	$41,044	$(1,794)	$28,564	$2,596	$70,452

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$248	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,248	316
Depreciation expense	154	169
Stock-based compensation expense	108	82
Net earnings on bank-owned life insurance	(86)	(85)
Loans originated for sale	-	(773)
Proceeds from sale of loans	-	1,463
Gain on sale of loans	-	(31)
Net amortization of loan costs	14	8
Net gain on sales and calls of investment securities	(166)	(22)
Gain on the sale of real estate owned	(31)	-
(Accretion) amortization of premium (discount) on investment securities, net	(54)	(66)
Increase in accrued interest receivable	(194)	(81)
Decrease (increase) in other assets	(682)	83
Increase in accrued interest payable and other liabilities	47	23
Net cash provided by operating activities	606	1,901
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	998	-
Proceeds from calls and maturities of investment securities available-for-sale	22,968	7,614
Proceeds from calls and maturities of investment securities held-to-maturity	1,495	18
Purchase of investment securities available-for-sale	(48,480)	(21,754)
Purchase of investment securities held-to-maturity	(290)	(4,044)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(3,001)	(13,621)
Purchase of office properties and equipment	(38)	(38)
Principal repayments from investment securities	313	420
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	11,622	11,541
Net decrease of Federal Home Loan Bank stock	362	-
Proceeds from the sale of real estate owned	296	-
Net decrease in loans receivable	1,615	2,033
Net cash used in investing activities	(12,140)	(17,831)
Cash Flows from Financing Activities:
Net increase in deposits	43,209	10,364
Repayment of Federal Home Loan Bank short-term borrowings	(8,045)	-
Increase in advances from borrowers for taxes and insurance	75	29
Net cash provided by financing activities	35,239	10,393
Increase (decrease) in cash and cash equivalents	23,705	(5,537)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,893	20,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,598	$15,189

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$1,470	$1,930
Income taxes	$260	$550

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$399	$757

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

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.  The Company, as a holding company, is subject to regulation by the Board of Governors of the Federal Reserve System.  The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”).

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

The Bank has established a Delaware corporation, CB Delaware Investments, Inc. whose purpose is to invest in and manage securities and a New Jersey corporation, Cohansey Bridge, LLC (collectively, the “Operating Subsidiaries”).

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2012 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and International Financial Reporting Standards (“IFRSs”)”.  The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  The amendments in this update result in common fair value measurement and disclosure requirements in U. S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U. S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments do not affect how earnings per share is calculated or presented.  The amendments in this update are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12 which defer those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustment, entities should continue to report reclassification out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this update.  The amendments in this update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011.  The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2012 and 2011 is $248,000 and $815,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At March 31, 2012 and 2011, there were 473,230 and 194,612 anti-dilutive options and awards excluded from the computation of diluted earnings per share because the option price was greater than the average market price or the shares have not vested yet.

	For the Three Months Ended March 31,
	2012	2011
Net Income	$248,000	$815,000

Weighted average common shares issued	3,979,034	4,188,456
Average unearned ESOP shares	(153,500)	(173,585)
Average treasury stock shares	-	-
Weighted average common shares outstanding-basic	3,825,534	4,014,871
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding-diluted	3,825,534	4,014,871
Basic earnings per share	$0.06	$0.20
Diluted earnings per share	$0.06	$0.20

4.	Stock-Based Compensation

At March 31, 2012, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.  For the three months ended March 31, 2011, $43,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000.  As of March 31, 2011, there was $134,000 of unrecognized compensation expense related to the restricted stock awards which was recognized over a period of 0.50 years.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three months ended March 31, 2012, $3,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000.  As of March 31, 2012, there was $23,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.75 years.  For the three months ended March 31, 2011, $3,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000.

On January 2, 2012, for the 2011 Plan, 91,790 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.46 and vests 20% annually beginning January 2, 2013.  The restricted stock that was awarded was split evenly as service-based awards and performance-based awards.  For the three months ended March 31, 2012, $57,000 in compensation expense was recognized with a related tax benefit of $19,000.  As of March 31, 2012, there was $1.1 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.75 years.

A summary of the status of the shares under the two Plans as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	3,268	$12.00
Granted	91,790	12.46
Forfeitures	-	-
Vested	1,088	12.00
Restricted stock, end of period	93,970	$12.45

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 4.50 years at March 31, 2012 and 5.50 years at March 31, 2011.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 8.75 years at March 31, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three months ended March 31, 2012, was $3,000 with a related tax benefit of $1,000.  As of March 31, 2012, there was approximately $24,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 1.75 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three months ended March 31, 2011, was $3,000 with a related tax benefit of $1,000.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 2.22%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.53 per option.  The weighted average contractual term of options outstanding and exercisable was 9.75 years at March 31, 2012.  Stock-based compensation expense related to stock options granted in 2012 for the three months ended March 31, 2012, was $45,000 with a related tax benefit of $15,000.  As of March 31, 2012, there was approximately $836,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 4.75 years.

A summary of the status of the Company’s stock options under the two plans as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	184,660	$13.22
Granted	194,600	12.46
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	379,260	$12.85
Exercisable at end of period	179,108	$13.25

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $62,000 for the three months ended March 31, 2012 and 2011.

The following table presents the components of the ESOP shares:

	March 31, 2012	March 31, 2011
Shares released for allocation	94,699	74,614
Unreleased shares	153,500	173,585
Total ESOP shares	248,199	248,199

5.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.1 million of standby letters of credit outstanding as of March 31, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
March 31, 2012
U. S. Government obligations	$119,276	$410	$(204)	$119,482
Corporate debt obligations	8,576	152	(62)	8,666
Mutual fund	4,716	44	-	4,760
Municipal debt obligations	5,438	82	(4)	5,516
SBA pools	1,592	8	(3)	1,597
Mortgage-backed securities	43,223	3,082	(70)	46,235
Collateralized mortgage obligations	56,428	1,173	(11)	57,590
	$239,249	$4,951	$(354)	$243,846

December 31, 2011
U. S. Government obligations	$91,203	$354	$(4)	$91,553
Corporate debt obligations	9,573	293	(198)	9,668
Mutual fund	7,743	44	-	7,787
Municipal debt obligations	4,977	98	-	5,075
SBA pools	1,681	9	(3)	1,687
Mortgage-backed securities	48,355	3,513	(65)	51,803
Collateralized mortgage obligations	59,607	1,375	(12)	60,970
	$223,139	$5,686	$(282)	$228,543

Held to Maturity:
March 31, 2012
Corporate debt obligations	$1,191	$290	$-	$1,481
Municipal debt obligations	34,857	429	-	35,286
Mortgage-backed securities	723	70	-	793
	$36,771	$789	$-	$37,560

December 31, 2011
Corporate debt obligations	$1,191	$274	$-	$1,465
Municipal debt obligations	36,019	336	-	36,355
Mortgage-backed securities	782	77	-	859
	$37,992	$687	$-	$38,679

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at March 31, 2012 and December 31, 2011 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,128	$31,128	$7,196	$7,278
Due after one year through five years	467	529	70,281	70,616
Due after five years through ten years	2,642	3,014	59,707	59,689
Due thereafter	1,811	2,096	2,414	2,438
Sub-total	36,048	36,767	139,598	140,021
Mortgage-backed securities and collateralized mortgage obligations	723	793	99,651	103,825
Total	$36,771	$37,560	$239,249	$243,846

At March 31, 2012 and December 31, 2011, $67.8 million and $63.1 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $166,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended March 31, 2012.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended March 31, 2012.

Gross realized gains on available-for-sale securities totaled $22,000 while gross realized gains on held-to-maturity securities total $0, for the three months ended March 31, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended March 31, 2011.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$38,714	$204	$-	$-	$38,714	$204
Corporate debt obligations	1,954	30	945	32	2,899	62
Municipal debt obligations	647	4	-	-	647	4
SBA pools	-	-	150	3	150	3
Mortgage-backed securities	2,456	39	1,554	31	4,010	70
Collateralized mortgage obligations	971	11	-	-	971	11
Total	$44,742	$288	$2,649	$66	$47,391	$354

At December 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$3,496	$4	$-	$-	$3,496	$4
Corporate debt obligations	2,350	117	895	81	3,245	198
SBA pools	-	-	166	3	166	3
Mortgage-backed securities	2,491	28	1,564	37	4,055	65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
Total	$10,077	$161	$2,625	$121	$12,702	$282

At March 31, 2012, there were 31 securities in the less-than-twelve-month category and five securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 31 securities in the less-than-twelve-month position for the available-for-sale category are 22 U. S. government obligations, four corporate debt obligations, three municipal debt obligations, one mortgage-backed security and one collateralized mortgage obligation.  Included in the five securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt security, two SBA pools and two mortgage-backed securities.

At March 31, 2012 and December 31, 2011, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and drug sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE”) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2012.

7.	Loans and Allowance for Loan Losses

The components of loans at March 31, 2012 and December 31, 2011 are as follows:

	At March 31, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$140,121	47.1%	$140,612	46.4%
Multi-family	598	0.2	503	0.2
Commercial	100,273	33.7	102,061	33.7
Construction	3,982	1.3	4,146	1.4
Home equity loans and lines of credit	31,090	10.4	32,553	10.7
Commercial	20,434	6.9	21,890	7.2
Consumer	1,138	0.4	1,295	0.4
Total loans receivable	$297,636	100.0%	$303,060	100.0%
Deferred loan fees	(476)		(463)
Allowance for loan losses	(2,866)		(5,027)
Total loans receivable, net	$294,294		$297,570

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

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the adequacy of the allowances for loan losses on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of a 1) a general valuation allowance on homogeneous credits in the loan portfolio; 2) a valuation allowance of loans reviewed for impairment and 3) an unallocated component.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio.  We periodically evaluate the carrying value of loans and the factors used in our evaluation of our allowance for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations or if we adjust the factors we use in our methodology.  This may reduce our net income by increasing our provision for loan losses.

The following table sets forth the activity in the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of and for the three months ended March 31, 2012:

	Real Estate
March 31, 2012	One-to four-family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027
Charge-offs	(1,031)	-	(1,821)	-	(141)	(416)	(4)	-	(3,413)
Recoveries	2	-	-	-	-	2	-	-	4
Provision	480	-	591	7	99	71	-	-	1,248
Ending balance	$671	$27	$1,170	$41	$72	$370	$15	$500	$2,866

Allowance ending balance
Related to loans individually evaluated for impairment	$72	$-	$-	$-	$-	$3	$3	$-	$78

Related to loans collectively evaluated for impairment	599	27	1,170	41	72	367	12	500	2,788
Total allowance	$671	$27	$1,170	$41	$72	$370	$15	$500	$2,866

Loans Receivable:
Individually evaluated for impairment	$6,850	$298	$13,758	$2,332	$477	$420	$5	$-	$24,140

Collectively evaluated for impairment	133,271	300	86,515	1,650	30,613	20,014	1,133	-	273,496
Ending balance	$140,121	$598	$100,273	$3,982	$31,090	$20,434	$1,138	$-	$297,636

The following table sets forth the activity in the allowance for loan losses by portfolio class as of and for the three months ended March 31, 2011:

	Real Estate
March 31, 2011	One-to four-family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(20)	-	(13)	(33)	-	-	(2)	-	(68)
Recoveries	1	-	-	-	-	2	2	-	5
Provision	103	-	116	27	33	79	(42)	-	316
Ending balance	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796

Allowance ending balance
Related to loans individually evaluated for impairment	$376	$-	$840	$-	$33	$-	$-	$-	$1,249

Related to loans collectively evaluated for impairment	288	27	1,063	59	35	487	88	500	2,547
Total allowance	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2011:

	Real Estate
December 31, 2011	One-to four-family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$782	$-	$1,411	$-	$57	$384	$2	$-	$2,636

Related to loans collectively evaluated for impairment	438	27	989	34	57	329	17	500	2,391
Total allowance	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027

Loans Receivable:
Individually evaluated for impairment	$9,471	$401	$16,532	$1,636	$1,225	$841	$21	$-	$30,127

Collectively evaluated for impairment	131,141	102	85,529	2,510	31,328	21,049	1,274	-	272,933
Ending balance	$140,612	$503	$102,061	$4,146	$32,553	$21,890	$1,295	$-	$303,060

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio.

The following table presents the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011:

March 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$127,501	$2,621	$1,441	$8,558	$-	$140,121
Multi-family	198	-	102	298	-	598
Commercial	77,028	5,191	4,486	13,568	-	100,273
Construction	1,650	-	-	2,332	-	3,982
Home equity and credit lines	30,976	-	42	72	-	31,090
Commercial	16,955	-	3,053	426	-	20,434
Consumer	973	114	46	5	-	1,138
Total	$255,281	$7,926	$9,170	$25,259	$-	$297,636

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$130,327	$1,433	$8,852	$-	$140,612
Multi-family	-	102	401	-	503
Commercial	81,187	6,744	14,047	83	102,061
Construction	2,510	-	1,636	-	4,146
Home equity and credit lines	31,236	395	922	-	32,553
Commercial	18,386	2,663	841	-	21,890
Consumer	1,189	96	10	-	1,295
Total	$264,835	$11,433	$26,709	$83	$303,060

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  Loans classified as watch exhibit some of the following risk traits, such as have policy exceptions, documentation concerns, lack of financial statements or declining financial ratios, or pay slowly but never delinquent more than 30 days; however at the time of the classification no loss is expected.

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011:

At or for the three months ended March 31, 2012	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One- to-four family	$908	$1,000	$72	$997	$2
Multi-family	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Home equity and credit lines	-	-	-	-	-
Commercial	406	406	3	18	-
Consumer	3	3	3	3	-
	1,317	1,409	78	1,018	2

With no related allowance recorded:
Real estate loans:
One- to-four family	$5,942	$6,811	$-	$7,378	$59
Multi-family	298	298	-	303	2
Commercial	13,758	15,181	-	15,158	158
Construction	2,332	2,354	-	1,731	10
Home equity and credit lines	477	560	-	558	6
Commercial	14	372	-	511	10
Consumer	2	4	-	6	-
	22,823	25,580	-	25,645	245

Total
Real estate loans:
One- to-four family	$6,850	$7,811	$72	$8,375	$61
Multi-family	298	298	-	303	2
Commercial	13,758	15,181	-	15,158	158
Construction	2,332	2,354	-	1,731	10
Home equity and credit lines	477	560	-	558	6
Commercial	420	778	3	529	10
Consumer	5	7	3	9	-
	24,140	26,989	78	26,663	247

At or for the twelve months ended December 31, 2011	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized
	(In thousands)
With an allowance recorded:
Real estate loans:
One-to-four family	$4,665	$4,665	$782	$3,900	$117
Multi-family	-	-	-	-	-
Commercial	5,750	5,750	1,411	5,778	251
Construction	-	-	-	-	-
Home equity and credit lines	185	185	57	178	13
Commercial	841	841	384	268	10
Consumer	5	5	2	1	-
	11,446	11,446	2,636	10,125	391
With no related allowance recorded:
Real estate loans:
One-to-four family	$4,806	$4,806	$-	$3,459	$109
Multi-family	401	401	-	595	18
Commercial	10,782	10,782	-	9,408	464
Construction	1,636	1,636	-	1,742	42
Home equity and credit lines	1,040	1,040	-	747	34
Commercial	-	-	-	-	-
Consumer	16	16	-	16	1
	18,681	18,681	-	15,967	668

Total
Real estate loans:
One-to-four family	$9,471	$9,471	$782	$7,359	$226
Multi-family	401	401	-	595	18
Commercial	16,532	16,532	1,411	15,186	715
Construction	1,636	1,636	-	1,742	42
Home equity and credit lines	1,225	1,225	57	925	47
Commercial	841	841	384	268	10
Consumer	21	21	2	17	1
	30,127	30,127	2,636	26,092	1,059

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At March 31, 2012
Real estate loans:
One- to four-family	$4,086	$111	$3,535	$7,732	$132,389	$140,121	$-
Multi-family	-	-	-	-	598	598	-
Commercial	1,154	958	1,764	3,876	96,397	100,273	-
Construction	-	554	383	937	3,045	3,982	-
Home equity loans and lines of credit	733	225	200	1,158	29,932	31,090	-
Commercial	570	231	36	837	19,597	20,434	-
Consumer and other	20	19	3	42	1,096	1,138	-
Total	$6,563	$2,098	$5,921	$14,582	$283,054	$297,636	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2011
Real estate loans:
One- to four-family	$4,568	$909	$3,726	$9,203	$131,409	$140,612	$-
Multi-family	-	-	-	-	503	503	-
Commercial	1,993	162	1,645	3,800	98,261	102,061	-
Construction	-	89	383	472	3,674	4,146	-
Home equity loans and lines of credit	48	150	363	561	31,992	32,553	-
Commercial	588	-	36	624	21,266	21,890	-
Consumer and other	82	5	-	87	1,208	1,295	-
Total	$7,279	$1,315	$6,153	$14,747	$288.313	$303,060	$-

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

Non-performing assets and troubled debt restructurings at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,535	$3,726
Multi-family	-	-
Commercial	1,764	1,645
Construction	383	383
Home equity loans and lines of credit	200	363
Commercial	36	36
Consumer	3	-
Total non-accrual loans	5,921	6,153

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$5,921	$6,153

Real estate owned	3,226	3,092
Total non-performing assets	$9,147	$9,245

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$3,929	$3,818
Multi-family	298	401
Commercial	12,007	13,184
Construction	1,971	1,253
Home equity loans and lines of credit	361	364
Commercial	407	750
Consumer	3	7
Total performing troubled debt restructurings	$18,976	$19,777
Total non-performing assets and performing troubled debt restructurings	$28,123	$29,022
Ratios:
Total non-performing loans to total loans	1.99%	2.03%
Total non-performing loans to total assets	0.93%	1.02%
Total non-performing assets to total assets	1.43%	1.53%

At March 31, 2012, the nonaccrual loans consisted of 24 one-to four-family residential dwellings units, six commercial properties, two construction loans, seven home equity loans, one non-mortgage commercial loan and one consumer loan.  The Company had nine properties in real estate owned totaling $3.2 million consisting of three one- to four-family dwelling units, four non-residential properties and two vacant lots.  The troubled debt restructurings consisted of 24 one- to four-family dwelling units, one multi-family loan, eleven nonresidential properties, two construction loans, one home equity loan, three commercial non-mortgage loans and one consumer loan.

The following table summarizes information in regards to troubled debt restructurings for the three months ended March 31, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$871	$871
Commercial	1	186	186
Total	5	$1,057	$1,057

All of the troubled debt that was restructured during the three months ended March 31, 2012 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month period ended March 31, 2012:

	Number of Contracts	Recorded Investment
(Dollars in thousands)
Real estate loans:
One- to four-family	1	$171
Multi-family	-	-
Commercial	-	-
Construction	-	-
Home equity loans and lines of credit	-	-
Commercial	-	-
Consumer	-	-
Total	1	$171

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.            Deposits

Deposit accounts, by type, at March 31, 2012 and December 31, 2011 are summarized as follows:

	At March 31, 2012			At December 31, 2011
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$45,727	8.11%	-%	$25,885	4.98%	-%
Savings	108,732	19.28	0.77	105,045	20.17	1.26
NOW accounts	152,854	27.11	0.94	131,852	25.32	0.84
Super NOW accounts	41,419	7.34	0.78	39,198	7.53	0.82
Money market deposit	67,878	12.04	0.82	71,145	13.66	0.87
Total transaction accounts	416,610	73.88	0.76	373,125	71.66	0.91

Certificates of deposit	147,302	26.12	1.86	147,578	28.34	1.89

Total deposits	$563,912	100.00%	1.05%	$520,703	100.00%	1.19%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB“) of New York, at March 31, 2012 and December 31, 2011:

Maturity	Interest Rate	March 31, 2012	December 31, 2011
		(Dollars in thousands)
January 3, 2012	0.31%	-	8,045
October 22, 2012	2.12%	2,000	2,000
		$2,000	$10,045

At March 31, 2012, the Bank had a borrowing capacity of 30% of assets or $191.7 million available from the FHLB of New York.  At March 31, 2012, the Bank had $2.0 million in outstanding borrowings from the FHLB of New York.

10.	Fair Value Measurements

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$119,482	$-	$119,482	$-
Corporate debt obligations	8,666	-	8,666	-
Mutual fund	4,760	4,760	-	-
Municipal debt obligations	5,516	-	5,516	-
SBA pools	1,597	-	1,597	-
Mortgage-backed securities	46,235	-	46,235	-
Collateralized mortgage obligations	57,590		57,590
Total investment securities available-for-sale	$243,846	$4,760	$239,086	$-

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$91,553	$-	$91,553	$-
Corporate debt obligations	9,668	-	9,668	-
Mutual fund	7,787	7,787	-	-
Municipal debt obligations	5,075	-	5,075	-
SBA pools	1,687	-	1,687	-
Mortgage-backed securities	51,803	-	51,803	-
Collateralized mortgage obligations	60,970		60,970
Total investment securities available-for-sale	$228,543	$7,787	$220,756	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011:

	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$9,096	$-	$-	$9,096
Real estate owned	$276	$-	$-	$276

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,810	$-	$-	$8,810
Real estate owned	$276	$-	$-	$276

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2012:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
	(In thousands)

Impaired loans	$9,096	Appraisal of collateral (1)	Liquidation expenses (2)	10.0% to 25.0%

Real estate owned	$276	Appraisal of collateral (1)	Liquidation expenses (2)	10.0% to 25.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as estimated liquidation expenses. The range of liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at March 31, 2012 and December 31, 2011:

Cash and Amounts Due From Banks (Carried at Cost)
The carrying amounts reported in the balance sheet for cash and amounts due from banks approximate those assets’ fair values (Level 1).

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

Loans Receivable (Carried at Cost)
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values (Level 3).

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  Of the $24.1 million of impaired loans at March 31, 2012, $11.9 million were carried at fair value as a result of partial charge-offs of $2.8 million and specific valuation allowances of $78 thousand.

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

Federal Home Loan Bank Stock (Carried at Cost)
The carrying amount of restricted investment in Company stock approximates fair value, and considers the limited marketability of such securities (Level 1).

Accrued Interest Receivable and Payable (Carried at Cost)
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value (Level 1).

Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts)(Level 2).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

Long-Term Borrowings (Carried at Cost)
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party (Level 2).

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

The carrying amount and estimated fair value of the Company’s assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$31,598	$31,598	$-	$-	$31,598
Investment securities available-for-sale	243,846	4,760	239,086	-	243,846
Corporate debt obligations held-to-maturity	1,191	-	1,481	-	1,481
Municipal debt obligations held-to-maturity	34,857	-	35,286	-	35,286
Mortgage-backed securities held-to-maturity	723	-	793		793
Federal Home Loan Bank stock	909	909	-	-	909
Loans receivable, net	294,294	-	-	306,895	306,895
Accrued interest receivable	2,073	-	2,073	-	2,073

Financial liabilities:
Deposits	563,912	-	566,596	-	566,596
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	33	-	33	-	33

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying amount	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$7,893	$7,893	$-	$-	$7,893
Investment securities available-for-sale	228,543	7,787	220,756	-	228,543
Corporate debt obligations held-to-maturity	1,191	-	1,465	-	1,465
Municipal debt obligations held-to-maturity	36,019	-	36,355	-	36,355
Mortgage-backed securities held-to-maturity	782	-	859		859
Federal Home Loan Bank stock	1,271	1,271	-	-	1,271
Loans receivable, net	297,570	-	-	313,325	313,325
Accrued interest receivable	1,879	-	1,879	-	1,879

Financial liabilities:
Deposits	520,703	-	526,089	-	526,089
Federal Home Loan Bank short-term borrowings	8,045	-	8,045	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	37	-	37	-	37

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, interest rates and deposit growth.  Words such as “may,“ “could,“ “should,“ “would,“ “will,“ “will likely result,“ “believe,“ “expect,“ “plan,“ “will continue,“ “is anticipated,“ “estimate,“ “intend,“ “project,“ and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-“Risk Factors“ in other reports filed with the Securities and Exchange Commission.

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

           Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the loan portfolio. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at March 31, 2012.

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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $35.1 million, or 5.8%, to $638.9 million at March 31, 2012, from $603.8 million at December 31, 2011.  The increase was mainly the result of increases in cash and cash equivalents and investment securities available-for-sale offset by decreases in investment securities held-to-maturity and loans receivable.

Net loans receivable decreased $3.3 million, or 1.1%, to $294.3 million at March 31, 2012 from $297.6 million at December 31, 2011.  Commercial real estate loans decreased $1.8 million to $100.3 million at March 31, 2012 from $102.1 million at December 31, 2011.  Construction loans decreased $164,000 to $4.0 million at March 31, 2012 from $4.1 million at December 31, 2011.  One- to four-family residential real estate loans decreased $491,000 to $140.1 million at March 31, 2012 from $140.6 million at December 31, 2011.    Home equity loans and lines of credit decreased $1.5 million to $31.1 million at March 31, 2012 from $32.6 million at December 31, 2011.  Commercial loans decreased by $1.5 million to $20.4 million at March 31, 2012 from $21.9 million at December 31, 2011.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally common stockholders’ equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $5.9 million at March 31, 2012 from $6.2 million at December 31, 2011.

Real estate owned totaled $3.2 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively.  We completed the foreclosure process on three properties, one of which was a nonresidential property and two of which were residential one- to four-family properties and we sold two residential one- to four-family properties.

Securities available-for-sale increased $15.3 million, or 6.7%, to $243.8 million at March 31, 2012 from $228.5 at December 31, 2011.  This increase was the result of purchases in the amount of $51.5 million offset by calls, maturities and sales in the amount of $24.0 million, $11.4 in principal amortization and a market value decrease of $807,000.  Securities held-to-maturity decreased by $1.2 million, to $36.8 million at March 31, 2012 from $38.0 million at December 31, 2011.  This decrease was the result of calls and maturities in the amount of $1.4 million and principal amortization of $59,000 offset by purchases in the amount of $290,000.

Deposits increased $43.2 million, or 8.3%, to $563.9 million at March 31, 2012 from $520.7 million at December 31, 2011.  NOW accounts increased $21.0 million, or 15.9%, to $152.9 million at March 31, 2012 from $131.9 million at December 31, 2011.  Savings accounts increased $3.7 million to $108.7 million at March 31, 2012 from $105.0 million at December 31, 2011.  Super NOW accounts increased by $2.2 million to $41.4 million at March 31, 2012 from $39.2 million at December 31, 2011.  Non-interest bearing demand accounts increased by $19.8 million to $45.7 million at March 31, 2012 from $25.9 million at December 31, 2011.  Certificates of deposit decreased by $276,000 to $147.3 million at March 31, 2012 from $147.6 million at December 31, 2011.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $2.0 million at March 31, 2012 and $10.0 million at December 31, 2011.

Total stockholders’ equity decreased $157,000 to $71.5 million at March 31, 2012 from $71.7 million at December 31, 2011.  This decrease was mainly attributable to a decrease in the accumulated other comprehensive income of $513,000 offset by net income of $248,000.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and March 31, 2011

General.  Net income decreased $567,000 to $248,000 for the three months ended March 31, 2012 from $815,000 for the three months ended March 31, 2011.  The principal reasons for the decrease in net income was a reduction in net interest income of $48,000, an increase in the provision for loan losses of $932,000 offset by a decrease in non-interest expense of $43,000, a decrease in income tax expense of $241,000 and an increase in non-interest income of $129,000.

Interest Income.  Interest income decreased $505,000 for the three months ended March 31, 2012 from the three months ended March 31, 2011.  The decrease in interest income resulted from a decrease of $427,000 in interest income on loans and a decrease of $78,000 in interest income on securities.

Interest income on loans decreased $427,000 to $4.1 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011.  The average balance of loans decreased $21.0 million to $296.8 million for the three months ended March 31, 2012 from $317.8 million for the three months ended March 31, 2011 and the average yield decreased to 5.49% for the three months ended March 31, 2012 from 5.66% for the three months ended March 31, 2011.

Interest income on securities decreased by $78,000 to $1.5 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 48 basis points to 2.30% for the three months ended March 31, 2012 from 2.78% for the three months ended March 31, 2011, offset by an increase in the average balance of taxable and tax-exempt securities to $262.3 million for the three months ended March 31, 2012 from $228.2 million for the three months ended March 31, 2011.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $457,000 to $1.5 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011.

Interest expense on interest-bearing deposits decreased by $420,000 to $1.5 million for the three months ended March 31, 2012 from $1.9 million for the three months ended March 31, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.15% for the three months ended March 31, 2012 from 1.55% for the three months ended March 31, 2011, offset by an increase in the average balance of interest-bearing deposits to $504.2 million for the three months ended March 31, 2012 from $482.9 million for the three months ended March 31, 2011.  We experienced increases in the average balances of savings accounts, money market deposit accounts, NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits, except NOW accounts, for the three months ended March 31, 2012, reflecting lower market rates.

Interest expense on borrowings decreased $37,000 to $11,000 for the three months ended March 31, 2012 from $48,000 for the three months ended March 31, 2011.  This decrease was primarily due to a $4.1 million decrease in the average balance of borrowings to $2.9 million for the three months ended March 31, 2012 from $7.0 million for the three months ended March 31, 2011 and a decrease in the average rate paid on borrowings to 1.52% for the three months ended March 31, 2012 from 2.74% for the three months ended March 31, 2011.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

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

During the three months ended March 31, 2012, the Company charged off $3.4 million in loans which includes $2.6 million in specific valuation allowances that were established in earlier quarters and approximately $800,000 in additional loans charged-off during this quarter.  The increased write-offs during this quarter had an effect of increasing our provision charged to operations as we utilize our historical loss experience in our allowance for loan loss calculation.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $1.2 million for the three months ended March 31, 2012 and a provision for loan losses of $316,000 for the three months ended March 31, 2011.  The allowance for loan losses was $2.9 million, or 0.96% of total loans, at March 31, 2012, compared to $3.8 million, or 1.18% of total loans, at March 31, 2011.  Our balance of loans we evaluated individually for impairment was $24.1 million at March 31, 2012 and $30.1 million at December 31, 2011, although we provided specific allowances on loans with principal balances of $1.3 million as of March 31, 2012 and $11.4 million as of December 31, 2011.  At March 31, 2012 and 2011, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at March 31, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $546,000 for the three months ended March 31, 2012 and $417,000 for the three months ended March 31, 2011.  Fees and service charges on deposit accounts increased by $13,000 to $291,000 for the three months ended March 31, 2012 from $278,000 for the three months ended March 31, 2011.  Gains on the sale of loans totaled $31,000 for the three months ended March 31, 2011 and we had no such gains on loans during the three months ended March 31, 2012.  For the three months ended March 31, 2012, there was a net gain on the sale and call of investment securities in the amount of $166,000 compared to a net gain of $22,000 for the three months ended March 31, 2011.  Earnings on life insurance increased by $1,000 to $86,000 for the three months ended March 31, 2012 from $85,000 for the three months ended March 31, 2011.

Non-interest Expense.  Non-interest expense decreased $43,000 to $3.1 million for the three months ended March 31, 2012 from $3.1 million for the three months ended March 31, 2011.  Compensation and benefits expense increased by $80,000 to $1.7 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  Occupancy and equipment expense decreased $37,000 to $376,000 for the three months ended March 31, 2012 from $413,000 for the three months ended March 31, 2011.  This decrease is mainly due to a reduction in repairs and maintenance on Company assets.  Federal deposit insurance premiums decreased $130,000 to $110,000 for the three months ended March 31, 2012 from $240,000 for the three months ended March 31, 2011.  Data processing fees decreased by $63,000 to $198,000 for the three months ended March 31, 2012 from $261,000 for the three months ended March 31, 2011.  This reduction is due to a change in processors for some of the services offered by us.  Professional fees increased $28,000 mainly due to an increase in legal fees due to increased collection efforts on loans.

Income Tax Expense. We recorded income tax expense of $78,000 for the three months ended March 31, 2012, compared to $319,000 for the three months ended March 31, 2011.  Our effective tax rates for the three months ended March 31, 2012 and 2011 were 23.9% and 28.1%, respectively.  The reason for the decrease in the percentage noted above is due to the increase in the percentage of tax-exempt income to net income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $31.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $243.8 million at March 31, 2012.  In addition, at March 31, 2012, we had the ability to borrow a total of $319.5 million from the Federal Home Loan Bank of New York (50% of our assets at that date with FHLB-NY Board of Directors approval).  On that date, we had $2.0 million in advances outstanding.

At March 31, 2012, loan commitments outstanding totaled $4.9 million. In addition to commitments to originate loans, we had $15.0 million in unadvanced funds to borrowers.  We had commitments to purchase securities in the amount of $4.0 million at March 31, 2012.  Total certificates of deposit due within one year of March 31, 2012 totaled $82.9 million.  Total certificates of deposit due within one year of March 31, 2012 represent 14.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2012, we originated $9.6 million of loans and purchased $51.8 million of securities.  For the three months ended March 31, 2011, we originated $12.7 million of loans and purchased $39.4 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $43.2 million and $10.4 million for the three months ended March 31, 2012 and 2011, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $2.0 million at March 31, 2012.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012, Colonial Bank, FSB exceeded all of the Office of the Comptroller of the Currency regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized“ under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

As of March 31, 2012, except as disclosed in previous SEC filings, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                 Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company had no repurchases of its common stock during the quarter ended March 31, 2012.

Item 3.                    Defaults Upon Senior Securities

None

Item 4.                    Mine Safety Disclosures

Not applicable

Item 5.                    Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: May 14, 2012	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)