Form 10-Q
period 2012-06-30
Colonial Financial Services, Inc.
filed 2012-08-13
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

As of August 10, 2012, 3,991,634 shares of common stock, par value $0.01 per share

PART I FINANCIAL INFORMATION
Item 1.   Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2012	December 31, 2011

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$23,451	$7,893
Investment securities available for sale	235,061	228,543
Investment securities held to maturity (fair value at June 30, 2012 - $37,076; at December 31, 2011 - $38,679)	36,228	37,992
Loans receivable, net of allowance for loan losses of $2,938 at June 30, 2012 and $5,027 at December 31, 2011	287,997	297,570
Real estate owned	7,173	3,092
Federal Home Loan Bank stock, at cost	848	1,271
Office properties and equipment, net	8,001	10,420
Bank-owned life insurance	10,967	10,794
Accrued interest receivable	1,941	1,879
Other assets	6,028	4,360

Total Assets	$617,695	$603,814

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$42,981	$25,885
Interest-bearing	500,690	494,818
Total deposits	543,671	520,703
Federal Home Loan Bank short-term borrowings	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	2,000
Advances from borrowers for taxes and insurance	749	636
Accrued interest payable and other liabilities	867	745

Total Liabilities	547,287	532,129

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,991,634 shares at June 30, 2012 and 3,994,046 shares at December 31, 2011	40	40
Additional paid-in capital	38,773	38,660
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,586)	(1,586)
Retained earnings	29,792	31,056
Accumulated other comprehensive income	3,389	3,515

Total Stockholders’ Equity	70,408	71,685

Total Liabilities and Stockholders’ Equity	$617,695	$603,814

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,872	$4,427	$7,946	$8,928
Mortgage-backed securities	778	1,001	1,627	2,037
Investment securities: Taxable	574	446	1,069	831
Investment securities: Tax-exempt	164	158	331	326

Total Interest Income	5,388	6,032	10,973	12,122

Interest Expense
Deposits	1,439	1,860	2,894	3,735
Borrowings	11	42	22	90
Total Interest Expense	1,450	1,902	2,916	3,825
Net Interest Income	3,938	4,130	8,057	8,297

Provision for Loan Losses	3,495	480	4,743	796

Net Interest Income after Provision for Loan Losses	443	3,650	3,314	7,501

Non-Interest Income
Fees and service charges	281	303	572	581
Gain on sale of loans	-	8	-	39
Net gain on sales and calls of investment securities	30	5	196	27
Earnings on life insurance	87	87	173	172
Other	1	2	4	3

Total Non-Interest Income	399	405	945	822

Non-Interest Expenses
Compensation and benefits	1,667	1,654	3,382	3,289
Occupancy and equipment	444	422	820	835
FDIC insurance premium	141	242	251	482
Data processing	207	230	405	491
Office supplies	52	39	93	83
Professional fees	166	288	393	487
Advertising and promotions	37	57	80	83
Real estate owned, net	138	6	172	10
Other	349	337	696	649

Total Non-Interest Expenses	3,201	3,275	6,292	6,409
Income (Loss) before Income Tax Expense (Benefit)	(2,359)	780	(2,033)	1,914

Income Tax expense (BENEFIT)	(847)	198	(769)	517

Net Income (Loss)	$(1,512)	$582	$(1,264)	$1,397

Per Share Data (See Note 3):
Earnings (loss) per share – basic	$(0.40)	$0.15	$(0.33)	$0.35
Earnings (loss) per share – diluted	$(0.40)	$0.15	$(0.33)	$0.35
Weighted average number of shares outstanding – basic	3,824,842	4,014,871	3,825,188	4,014,871
Weighted average number of shares outstanding – diluted	3,824,842	4,014,871	3,825,188	4,014,871

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30.
	2012	2011	2012	2011

	(Dollars in thousands)

Net income (loss)	$(1,512)	$582	$(1,264)	$1,397

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2012, $251 and $(24); 2011, $400 and $455	407	710	(8)	866
Less reclassification adjustment for realized gain on sale of securities (net) included in net income net of tax expense – 2012, $10 and $78; 2011, $2 and $11	(20)	(3)	(118)	(16)
Total Other Comprehensive Income (Loss)	387	707	(126)	850

Comprehensive Income (Loss)	$(1,125)	$1,289	$(1,390)	$2,247

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu -lated Other Compre- hensive Income	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2012	3,994,046	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	-	(1,264)	-	(1,264)
Other comprehensive loss	-	-	-	-	-	(126)	(126)

Repurchase and retirement of common stock	(3,500)	-	(46)	-	-	-	(46)

Stock-based compensation expense (restricted stock awards)	1,088	-	64	-	-	-	64

Stock-based compensation expense (stock options)	-	-	95	-	-	-	95

Balance, June 30, 2012	3,991,634	$40	$38,773	$(1,586)	$29,792	$3,389	$70,408

Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$2,453	$69,412

Net income	-	-	-	-	1,397	-	1,397
Other comprehensive income	-	-	-	-	-	850	850

Stock-based compensation expense (restricted stock awards)	-	-	92	-	-	-	92

Stock-based compensation expense (stock options)	-	-	72	-	-	-	72

Balance, June 30, 2011	4,188,456	$42	$41,126	$(1,794)	$29,146	$3,303	$71,823

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(1,264)	$1,397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,743	796
Depreciation expense	302	333
Stock-based compensation expense	159	164
Net earnings on bank-owned life insurance	(173)	(172)
Loans originated for sale	-	(1,205)
Proceeds from sale of loans	-	1,903
Gain on sale of loans	-	(39)
Net amortization of loan costs	22	-
Net gain on sales and calls of investment securities	(196)	(27)
Gain on the sale of real estate owned	(49)	-
Accretion of discount on investment securities, net	(127)	(117)
(Increase) decrease in accrued interest receivable	(62)	118
(Increase) decrease in other assets	(1,668)	237
Increase in accrued interest payable and other liabilities	122	203

Net cash provided by operating activities	1,809	3,591
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	998	-
Proceeds from calls and maturities of investment securities available-for-sale	59,039	28,475
Proceeds from calls and maturities of investment securities held-to-maturity	4,529	19,674
Purchase of investment securities available-for-sale	(76,452)	(70,169)
Purchase of investment securities held-to-maturity	(2,816)	(6,456)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(10,844)	(18,983)
Purchase of office properties and equipment	(83)	(68)
Principal repayments from investment securities	232	743
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	20,757	19,250
Net decrease (increase) of Federal Home Loan Bank stock	423	(258)
Proceeds from the sale of real estate owned	356	-
Net decrease in loans receivable	2,620	9,623

Net cash used in investing activities	(1,241)	(18,169)
Cash Flows from Financing Activities:
Net increase in deposits	22,968	2,691
(Decrease) increase of Federal Home Loan Bank short-term borrowings	(8,045)	10,425
Repayment of Federal Home Loan Bank long-term borrowings	-	(5,000)
Increase in advances from borrowers for taxes and insurance	113	103
Common stock repurchased	(46)	-

Net cash provided by financing activities	14,990	8,219
Increase (decrease) in cash and cash equivalents	15,558	(6,359)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,893	20,726

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,451	$14,367

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$2,923	$3,853
Income taxes	$590	$1,007

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$2,188	$846
Transfer from office properties and equipment to real estate owned	$2,200	$-

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

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc.  The Company, as a savings and loan holding company, is subject to regulation by the Board of Governors of the Federal Reserve System.  The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC”).

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

The Bank has established a Delaware corporation, CB Delaware Investments, Inc. whose purpose is to invest in and manage securities, and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to hold foreclosed real estate (collectively, the “Operating Subsidiaries”).

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2012 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year.  The reclassifications had no effect on net income (loss).

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these financial statements were issued.

2.	Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the reporting periods.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income (loss) for the three months ended June 30, 2012 and 2011 is $(1,512,000) and $582,000, respectively.  Net income (loss) for the six months ended June 30, 2012 and 2011 is $(1,264,000) and $1,397,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At June 30, 2012 and 2011, there were 473,230 and 202,967 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(1,512,000)	$582,000	$(1,264,000)	$1,397,000

Weighted average common shares issued	3,978,342	4,188,456	3,978,688	4,188,456
Average unearned ESOP shares	(153,500)	(173,585)	(153,500)	(173,585)
Average treasury stock shares	-	-	-	-
Weighted average common shares outstanding-basic	3,824,842	4,014,871	3,825,188	4,014,871
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	3,824,842	4,014,871	3,825,188	4,014,871
Basic earnings (loss) per share	$(0.40)	$0.15	$(0.33)	$0.35
Diluted earnings (loss) per share	$(0.40)	$0.15	$(0.33)	$0.35

4.           Stock-Based Compensation

At June 30, 2012, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.  For the three and six months ended June 30, 2011, $43,000 and $86,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000 and $30,000, respectively.  As of June 30, 2011, there was $46,000 of unrecognized compensation expense related to the restricted stock awards which was recognized over a period of 0.25 years.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three and six months ended June 30, 2012, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2012, there was $20,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.50 years.  For the three and six months ended June 30, 2011, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, for the 2011 Plan, 91,790 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.46 and vests 20% annually beginning January 2, 2013.  The restricted stock that was awarded was split evenly as service-based awards and performance-based awards.  For the six months ended June 30, 2012, $58,000 in compensation expense was recognized with a related tax benefit of $20,000.  For the three months ended June 30, 2012, there was no expense recorded for the performance-based awards.  As of June 30, 2012, there was $1.1 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.50 years.

A summary of the status of the shares under the two Plans as of June 30, 2012 and changes during the six months ended June 30, 2012 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	3,268	$12.00
Granted	91,790	12.46
Forfeitures	-	-
Vested	1,088	12.00
Restricted stock, end of period	93,970	$12.45

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 4.25 years at June 30, 2012 and 5.25 years at June 30, 2011.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 8.50 years at June 30, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three and six months ended June 30, 2012, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2012, there was approximately $21,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 1.50 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three and six months ended June 30, 2011, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 9.50 years at June 30, 2012.  Stock-based compensation expense related to stock options granted in 2012 for the three and six months ended June 30, 2012, was $44,000 and $89,000 with a related tax benefit of $15,000 and $30,000, respectively.  As of June 30, 2012, there was approximately $792,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 4.50 years.

A summary of the status of the Company’s stock options under the two plans as of June 30, 2012 and changes during the six months ended June 30, 2012 are presented below.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $65,000 and $127,000 for the three and six months ended June 30, 2012 and $63,000 and $125,000 for the three and six months ended June 30, 2011, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2012	June 30, 2011
Shares released for allocation	94,699	74,614
Unreleased shares	153,500	173,585
Total ESOP shares	248,199	248,199

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.1 million of standby letters of credit outstanding as of June 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.            Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
June 30, 2012
U. S. Government obligations	$113,604	$695	$(15)	$114,284
Corporate debt obligations	7,599	158	(35)	7,722
Mutual fund	3,289	44	-	3,333
Municipal debt obligations	5,433	85	(1)	5,517
SBA pools	1,527	12	(2)	1,537
Mortgage-backed securities	39,648	2,931	(28)	42,551
Collateralized mortgage obligations	58,737	1,382	(2)	60,117

	$229,837	$5,307	$(83)	$235,061

December 31, 2011
U. S. Government obligations	$91,203	$354	$(4)	$91,553
Corporate debt obligations	9,573	293	(198)	9,668
Mutual fund	7,743	44	-	7,787
Municipal debt obligations	4,977	98	-	5,075
SBA pools	1,681	9	(3)	1,687
Mortgage-backed securities	48,355	3,513	(65)	51,803
Collateralized mortgage obligations	59,607	1,375	(12)	60,970

	$223,139	$5,686	$(282)	$228,543

Held to Maturity:
June 30, 2012
Corporate debt obligations	$1,191	$299	$-	$1,490
Municipal debt obligations	34,392	485	-	34,877
Mortgage-backed securities	645	64	-	709

	$36,228	$848	$-	$37,076

December 31, 2011
Corporate debt obligations	$1,191	$274	$-	$1,465
Municipal debt obligations	36,019	336	-	36,355
Mortgage-backed securities	782	77	-	859

	$37,992	$687	$-	$38,679

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at June 30, 2012 and December 31, 2011 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,619	$30,620	$5,764	$5,835
Due after one year through five years	473	536	59,654	60,098
Due after five years through ten years	2,658	3,035	61,673	62,065
Due thereafter	1,833	2,176	4,361	4,395
Sub-total	35,583	36,367	131,452	132,393
Mortgage-backed securities and collateralized mortgage obligations	645	709	98,385	102,668
Total	$36,228	$37,076	$229,837	$235,061

At June 30, 2012 and December 31, 2011, $100.1 million and $63.1 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $212,000 while gross realized gains on held-to-maturity securities totaled $0, for the six months ended June 30, 2012.  There were $16,000 in gross realized losses on available-for-sale and no gross realized losses on held-to-maturity securities for the six months ended June 30, 2012.

Gross realized gains on available-for-sale securities totaled $46,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended June 30, 2012.  There were $16,000 in gross realized losses on available-for-sale and no gross realized losses on held-to-maturity securities for the three months ended June 30, 2012.

Gross realized gains on available-for-sale securities totaled $27,000 while gross realized gains on held-to-maturity securities totaled $0, for the six months ended June 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the six months ended June 30, 2011.

Gross realized gains on available-for-sale securities totaled $5,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended June 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended June 30, 2011.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$9,967	$15	$-	$-	$9,967	$15
Corporate debt obligations	963	15	1,475	20	2,438	35
Municipal debt obligations	216	1	-	-	216	1
SBA pools	-	-	134	2	134	2
Mortgage-backed securities	-	-	1,542	28	1,542	28
Collateralized mortgage obligations	505	2	-	-	505	2

Total	$11,651	$33	$3,151	$50	$14,802	$83

At December 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$3,496	$4	$-	$-	$3,496	$4
Corporate debt obligations	2,350	117	895	81	3,245	198
SBA pools	-	-	166	3	166	3
Mortgage-backed securities	2,491	28	1,564	37	4,055	65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12

Total	$10,077	$161	$2,625	$121	$12,702	$282

At June 30, 2012, there were nine securities in the less-than-twelve-month category and seven securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the nine securities in the less-than-twelve-month position for the available-for-sale category are five U. S. government obligations, two corporate debt obligations, one municipal debt obligation and one collateralized mortgage obligation.  Included in the seven securities in the twelve-month-or-more position for the available-for-sale category are three corporate debt securities, two SBA pools and two mortgage-backed securities.

At June 30, 2012 and December 31, 2011, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2012.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE”) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2012.

7.            Loans and Allowance for Loan Losses

The components of loans at June 30, 2012 and December 31, 2011 are as follows:

	At June 30, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$140,564	48.2%	$139,059	45.9%
Multi-family	403	0.1	302	0.1
Commercial	86,738	29.8	94,927	31.4
Construction and land	11,564	4.0	13,034	4.3
Home equity loans and lines of credit	30,298	10.4	32,553	10.7
Commercial	20,559	7.1	21,890	7.2
Consumer	1,293	0.4	1,295	0.4
Total loans receivable	$291,419	100.0%	$303,060	100.0%
Deferred loan fees	(484)		(463)
Allowance for loan losses	(2,938)		(5,027)

Total loans receivable, net	$287,997		$297,570

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

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2012 (in thousands):

	At or for the three months ended June 30, 2012
	Real Estate
	One-to four-family	Multifamily	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$671	$27	$1,170	$41	$72	$370	$15	$500	$2,866
Charge-offs	(450)	-	(2,965)	-	(36)	(16)	(4)	-	(3,471)
Recoveries	40	-	-	-	2	3	3	-	48
Provision	595	(21)	2,722	112	49	38	-	-	3,495
Ending balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2011 (in thousands):

	At or for the three months ended June 30, 2011
	Real Estate
	One-to four- family	Multifamily	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$664	$27	$1,903	$59	$68	$487	$88	$500	$3,796
Charge-offs	(119)	-	(74)	-	-	-	(2)	-	(195)
Recoveries	1	-	-	-	-	2	1	-	4
Provision	396	-	88	(31)	(2)	1	28	-	480
Ending balance	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the six months ended June 30, 2012 (in thousands):

	At or for the six months end June 30, 2012
	Real Estate
	One-to four-family	Multifamily	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027
Charge-offs	(1,481)	-	(4,764)	(22)	(177)	(432)	(8)	-	(6,884)
Recoveries	42	-	-	-	2	5	3	-	52
Provision	1,075	(21)	3,384	48	148	109	-	-	4,743
Ending balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938

Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-

Related to loans collectively evaluated for impairment	856	6	927	153	87	395	14	500	2,938
Total allowance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938

Loans Receivable:
Individually evaluated for impairment	$6,150	$-	$12,976	$4,224	$158	$616	$10	$-	$24,134
Collectively evaluated for impairment	134,414	403	73,762	7,340	30,140	19,943	1,283	-	267,285
Ending balance	$140,564	$403	$86,738	$11,564	$30,298	$20,559	$1,293	$-	$291,419

The following table sets forth the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2011 (in thousands):

	At or for the six months ended June 30, 2011
	Real Estate
	One-to four-family	Multifamily	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(139)	-	(87)	(33)	-	-	(4)	-	(263)
Recoveries	2	-	-	-	-	4	3	-	9
Provision	499	-	204	(4)	31	80	(14)	-	796
Ending balance	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

Allowance ending balance
Related to loans individually evaluated for impairment	$719	$-	$1,406	$-	$55	$57	$1	$-	$2,238

Related to loans collectively evaluated for impairment	223	27	511	28	11	433	114	500	1,847
Total allowance	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2011:

	Real Estate
December 31, 2011	One-to four-family	Multifamily	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$782	$-	$1,411	$-	$57	$384	$2	$-	$2,636

Related to loans collectively evaluated for impairment	438	27	896	127	57	329	17	500	2,391
Total allowance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027

Loans Receivable:
Individually evaluated for impairment	$8,847	$-	$14,920	$4,273	$1,225	$841	$21	$-	$30,127

Collectively evaluated for impairment	130,212	302	80,007	8,761	31,328	21,049	1,274	-	272,933
Ending balance	$139,059	$302	$94,927	$13,034	$32,553	$21,890	$1,295	$-	$303,060

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011:

June 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$128,375	$3,238	$1,273	$7,551	$127	$140,564
Multi-family	302	101	-	-	-	403
Commercial	67,025	4,449	2,352	12,912	-	86,738
Construction and land	7,327	-	13	4,224	-	11,564
Home equity and credit lines	30,191	-	40	67	-	30,298
Commercial	16,924	219	3,019	397	-	20,559
Consumer	1,032	108	151	2	-	1,293
Total	$251,176	$8,115	$6,848	$25,153	$127	$291,419

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$128,774	$1,433	$8,852	$-	$139,059
Multi-family	200	102	-	-	302
Commercial	75,665	6,744	12,435	83	94,927
Construction and land	9,385	-	3,649	-	13,034
Home equity and credit lines	31,236	395	922	-	32,553
Commercial	18,386	2,663	841	-	21,890
Consumer	1,189	96	10	-	1,295
Total	$264,835	$11,433	$26,709	$83	$303,060

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  Loans classified as watch exhibit some of the following risk traits, such as having policy exceptions, documentation concerns, lack of financial statements or declining financial ratios, or pay slowly but never delinquent more than 30 days; however at the time of the classification no loss is expected.

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to-four family	$-	$-	$-	$4,665	$4,665	$782
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	5,750	5,750	1,411
Construction and land	-	-	-	-	-	-
Home equity and credit lines	-	-	-	185	185	57
Commercial	-	-	-	841	841	384
Consumer	-	-	-	5	5	2
	$-	$-	$-	$11,446	$11,446	$2,636

With no related allowance recorded:
Real estate loans:
One- to-four family	$6,150	$6,947	$-	$4,182	$4,182	$-
Multi-family	-	-	-	-	-	-
Commercial	12,976	16,630	-	9,170	9,170	-
Construction and land	4,224	4,224	-	4,273	4,273	-
Home equity and credit lines	158	245	-	1,040	1,040	-
Commercial	616	960	-	-	-	-
Consumer	10	11	-	16	16	-
	$24,134	$29,017	$-	$18,681	$18,681	$-

Total
Real estate loans:
One- to-four family	$6,150	$6,947	$-	$8,847	$8,847	$782
Multi-family	-	-	-	-	-	-
Commercial	12,976	16,630	-	14,920	14,920	1,411
Construction and land	4,224	4,224	-	4,273	4,273	-
Home equity and credit lines	158	245	-	1,225	1,225	57
Commercial	616	960	-	841	841	384
Consumer	10	11	-	21	21	2
	$24,134	$29,017	$-	$30,127	$30,127	$2,636

In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (“SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off by March 31, 2012.  As a result, reported loan charge-offs for the quarter ended March 31, 2012 were impacted by the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2012 and June 30, 2011:

For the Six Months Ended:	June 30, 2012		June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$2,742	$29
Multi-family	-	-	-	-
Commercial	-	-	5,505	117
Construction and land	-	-	-	-
Home equity and credit lines	-	-	173	-
Commercial	-	-	67	2
Consumer	-	-	9	-
	$-	$-	$8,496	$148

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,810	$118	$5,468	$48
Multi-family	-	-	-	-
Commercial	14,859	380	9,913	170
Construction and land	4,234	68	4,006	51
Home equity and credit lines	202	9	631	12
Commercial	417	15	233	1
Consumer	12	1	-	-
	$26,534	$591	$20,251	$281

Total
Real estate loans:
One-to-four family	$6,810	$118	$8,210	$77
Multi-family	-	-	-	-
Commercial	14,859	380	15,418	287
Construction and land	4,234	68	4,006	51
Home equity and credit lines	202	9	804	12
Commercial	417	15	300	3
Consumer	12	1	9	-
	$26,534	$591	$28,747	$429

If these loans were performing under their original contractual rate, interest income on such loans would have increased by approximately $107,000 and $345,000 for the six months ended June 30, 2012 and 2011, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2012 and June 30, 2011:

For the Three Months Ended:	June 30, 2012		June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$2,735	$22
Multi-family	-	-	-	-
Commercial	-	-	5,499	59
Construction and land	-	-	-	-
Home equity and credit lines	-	-	183	-
Commercial	-	-	67	1
Consumer	-	-	9	-
	$-	$-	$8,493	$82

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,377	$69	$5,635	$28
Multi-family	-	-	-	-
Commercial	15,054	180	9,896	86
Construction and land	4,229	38	4,005	28
Home equity and credit lines	158	9	631	8
Commercial	290	5	169	-
Consumer	10	-	-	-
	$26,118	$301	$20,336	$150

Total
Real estate loans:
One-to-four family	$6,377	$69	$8,370	$50
Multi-family	-	-	-	-
Commercial	15,054	180	15,395	145
Construction and land	4,229	38	4,005	28
Home equity and credit lines	158	9	814	8
Commercial	290	5	236	1
Consumer	10	-	9	-
	$26,118	$301	$28,829	$232

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $33,000 and $199,000 for the three months ended June 30, 2012 and 2011, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At June 30, 2012
Real estate loans:
One- to four-family	$187	$1,258	$2,519	$3,964	$136,600	$140,564	$-
Multi-family	-	-	-	-	403	403	-
Commercial	31	236	1,576	1,843	84,895	86,738	-
Construction and land	991	385	352	1,728	9,836	11,564	-
Home equity loans and lines of credit	479	309	158	946	29,352	30,298	-
Commercial	91	78	219	388	20,171	20,559	-
Consumer and other	17	8	8	33	1,260	1,293	-
Total	$1,796	$2,274	$4,832	$8,902	$282,517	$291,419	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2011
Real estate loans:
One- to four-family	$4,568	$909	$3,726	$9,203	$129,856	$139,059	$-
Multi-family	-	-	-	-	302	302	-
Commercial	1,993	162	1,645	3,800	91,127	94,927	-
Construction and land	-	89	383	472	12,562	13,034	-
Home equity loans and lines of credit	48	150	363	561	31,992	32,553	-
Commercial	588	-	36	624	21,266	21,890	-
Consumer and other	82	5	-	87	1,208	1,295	-
Total	$7,279	$1,315	$6,153	$14,747	$288.313	$303,060	$-

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

Non-performing assets and troubled debt restructurings at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,519	$3,726
Multi-family	-	-
Commercial	1,576	1,645
Construction and land	352	383
Home equity loans and lines of credit	158	363
Commercial	219	36
Consumer	8	-
Total non-accrual loans	4,832	6,153

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$4,832	$6,153

Real estate owned	7,173	3,092
Total non-performing assets	$12,005	$9,245

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$3,631	$3,194
Multi-family	-	-
Commercial	11,400	11,572
Construction and land	3,872	3,890
Home equity loans and lines of credit	-	364
Commercial	397	750
Consumer	2	7
Total performing troubled debt restructurings	$19,302	$19,777

Total non-performing assets and performing troubled debt restructurings	$31,307	$29,022
Ratios:
Total non-performing loans to total loans	1.66%	2.03%
Total non-performing loans to total assets	0.78%	1.02%
Total non-performing assets to total assets	1.94%	1.53%

At June 30, 2012, the nonaccrual loans consisted of 20 one- to four-family residential dwellings units, seven commercial loans, two construction loans, three home equity loans, two non-mortgage commercial loans and one consumer loan.  Included in nonaccrual loans are four troubled debt restructurings in the amount of $738,000 that were in nonaccrual status.  The Company had 24 properties in real estate owned totaling $7.2 million consisting of 12 one- to four-family dwelling units, six non-residential properties and six construction and land loans.  Included in real estate owned at June 30, 2012 are three branch locations that were transferred from office properties and equipment in the amount of $2.2 million.  The troubled debt restructurings consisted of 23 one- to four-family dwelling units, 9 nonresidential properties, four construction and land loans, three commercial non-mortgage loans and one consumer loan.

The following table summarizes information in regards to troubled debt restructurings for the three months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
Commercial	1	$3,768	$3,768
Total	1	$3,768	$3,768

The following table summarizes information in regards to troubled debt restructurings for the six months ended June 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$871	$871
Commercial	2	3,954	3,954
Total	6	$4,825	$4,825

All of the troubled debt that was restructured during the three and six months ended June 30, 2012 consisted of interest rate modifications and no debt was forgiven.

There were no troubled debt restructurings with a payment default occurring within 12 months of the restructure date, and default occurring during the three and six month periods ended June 30, 2012.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.           Deposits

Deposit accounts, by type, at June 30, 2012 and December 31, 2011 are summarized as follows:

	At June 30, 2012			At December 31, 2011
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$42,981	7.90%	-%	$25,885	4.98%	-%
Savings	108,864	20.02	0.72	105,045	20.17	1.26
NOW accounts	136,236	25.06	0.95	131,852	25.32	0.84
Super NOW accounts	41,458	7.63	0.73	39,198	7.53	0.82
Money market deposit	71,087	13.08	0.75	71,145	13.66	0.87
Total transaction accounts	400,626	73.69	0.73	373,125	71.66	0.91

Certificates of deposit	143,045	26.31	1.79	147,578	28.34	1.89

Total deposits	$543,671	100.00%	1.01%	$520,703	100.00%	1.19%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2012 and December 31, 2011:

Maturity	Interest Rate	June 30, 2012	December 31, 2011
		(Dollars in thousands)
January 3, 2012	0.31%	$-	$8,045
October 22, 2012	2.12%	2,000	2,000
		$2,000	$10,045

At June 30, 2012, the Bank had a borrowing capacity of 30% of assets or $185.3 million available from the FHLB of New York.  At June 30, 2012, the Bank had $2.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$114,284	$-	$114,284	$-
Corporate debt obligations	7,722	-	7,722	-
Mutual fund	3,333	3,333	-	-
Municipal debt obligations	5,517	-	5,517	-
SBA pools	1,537	-	1,537	-
Mortgage-backed securities	42,551	-	42,551	-
Collateralized mortgage obligations	60,117		60,117
Total investment securities available-for-sale	$235,061	$3,333	$231,728	$-

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$91,553	$-	$91,553	$-
Corporate debt obligations	9,668	-	9,668	-
Mutual fund	7,787	7,787	-	-
Municipal debt obligations	5,075	-	5,075	-
SBA pools	1,687	-	1,687	-
Mortgage-backed securities	51,803	-	51,803	-
Collateralized mortgage obligations	60,970		60,970
Total investment securities available-for-sale	$228,543	$7,787	$220,756	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$11,379	$-	$-	$11,379
Real estate owned	$276	$-	$-	$276

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,810	$-	$-	$8,810
Real estate owned	$276	$-	$-	$276

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at June 31, 2012:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$11,379	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$276	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2012 and December 31, 2011:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  Of the $24.1 million of impaired loans at June 30, 2012, $11.4 million were carried at fair value as a result of partial charge-offs of $4.9 million.

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

Deposit Liabilities (Carried at Cost)
The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) (Level 2).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits (Level 2).

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$23,451	$23,451	$-	$-	$23,451
Investment securities available-for-sale	235,061	3,333	231,728	-	235,061
Corporate debt obligations held-to-maturity	1,191	-	1,490	-	1,490
Municipal debt obligations held-to-maturity	34,392	-	34,877	-	34,877
Mortgage-backed securities held-to-maturity	645	-	709		709
Federal Home Loan Bank stock	848	848	-	-	848
Loans receivable, net	287,997	-	-	297,528	297,528
Accrued interest receivable	1,941	-	1,941	-	1,941

Financial liabilities:
Deposits	543,671	-	546,689	-	546,689
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	30	-	30	-	30

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$7,893	$7,893	$-	$-	$7,893
Investment securities available-for-sale	228,543	7,787	220,756	-	228,543
Corporate debt obligations held-to-maturity	1,191	-	1,465	-	1,465
Municipal debt obligations held-to-maturity	36,019	-	36,355	-	36,355
Mortgage-backed securities held-to-maturity	782	-	859		859
Federal Home Loan Bank stock	1,271	1,271	-	-	1,271
Loans receivable, net	297,570	-	-	313,325	313,325
Accrued interest receivable	1,879	-	1,879	-	1,879

Financial liabilities:
Deposits	520,703	-	526,089	-	526,089
Federal Home Loan Bank short-term borrowings	8,045	-	8,045	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	37	-	37	-	37

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-“Risk Factors” in other reports filed with the Securities and Exchange Commission.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at June 30, 2012.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $13.9 million, or 2.3%, to $617.7 million at June 30, 2012, from $603.8 million at December 31, 2011.  The increase was mainly the result of increases in cash and cash equivalents, investment securities available-for-sale and real estate owned offset by decreases in investment securities held-to-maturity, loans receivable and office properties and equipment.

Net loans receivable decreased $9.6 million, or 3.2%, to $288.0 million at June 30, 2012 from $297.6 million at December 31, 2011.  Commercial real estate loans decreased $8.2 million to $86.7 million at June 30, 2012 from $94.9 million at December 31, 2011.  Construction and land loans decreased $1.4 million to $11.6 million at June 30, 2012 from $13.0 million at December 31, 2011.  One- to four-family residential real estate loans increased $1.5 million to $140.6 million at June 30, 2012 from $139.1 million at December 31, 2011.    Home equity loans and lines of credit decreased $2.3 million to $30.3 million at June 30, 2012 from $32.6 million at December 31, 2011.  Commercial loans decreased by $1.3 million to $20.6 million at June 30, 2012 from $21.9 million at December 31, 2011.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally Colonial Bank’s common stockholder’s equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $4.8 million at June 30, 2012 from $6.2 million at December 31, 2011.

Real estate owned totaled $7.2 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.  We completed the foreclosure process or received deed-in-lieu of foreclosure on 24 properties, 12 of which were residential one- to four-family properties, six of which were nonresidential properties and six of which were construction and land loans and we sold two residential one- to four-family properties.  The activity of the real estate owned category includes three possible shovel ready branch locations in the amount of $2.2 million that were moved from the office property and equipment category.

Securities available-for-sale increased $6.6 million, or 2.9%, to $235.1 million at June 30, 2012 from $228.5 at December 31, 2011.  This increase was the result of purchases in the amount of $87.3 million offset by calls, maturities and sales in the amount of $60.0 million, $20.6 in principal amortization and a market value decrease of $180,000.  Securities held-to-maturity decreased by $1.8 million, to $36.2 million at June 30, 2012 from $38.0 million at December 31, 2011.  This decrease was the result of calls and maturities in the amount of $4.5 million and principal amortization of $139,000 offset by purchases in the amount of $2.8 million.

Deposits increased $23.0 million, or 4.4%, to $543.7 million at June 30, 2012 from $520.7 million at December 31, 2011.  NOW accounts increased $4.3 million, or 3.3%, to $136.2 million at June 30, 2012 from $131.9 million at December 31, 2011.  Savings accounts increased $3.9 million to $108.9 million at June 30, 2012 from $105.0 million at December 31, 2011.  Super NOW accounts increased by $2.3 million to $41.5 million at June 30, 2012 from $39.2 million at December 31, 2011.  Non-interest bearing demand accounts increased by $17.1 million to $43.0 million at June 30, 2012 from $25.9 million at December 31, 2011.  Certificates of deposit decreased by $4.6 million to $143.0 million at June 30, 2012 from $147.6 million at December 31, 2011.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $2.0 million at June 30, 2012 and $10.0 million at December 31, 2011.

Total stockholders’ equity decreased $1.3 million to $70.4 million at June 30, 2012 from $71.7 million at December 31, 2011.  This decrease was mainly attributable to a net loss of $1.3 million and a decrease in the accumulated other comprehensive income of $126,000.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and June 30, 2011

General.  We experienced a net loss of $1.5 million for the three months ended June 30, 2012 compared to net income of $582,000 for the three months ended June 30, 2011.  The principal reasons for the decrease in net income was an increase in the provision for loan losses of $3.0 million offset by a decrease in income tax expense of $1.0 million.

Interest Income.  Interest income decreased $644,000 to $5.4 million for the three months ended June 30, 2012 from $6.0 million for the three months ended June 30, 2011.  The decrease in interest income resulted from a decrease of $555,000 in interest income on loans and a decrease of $89,000 in interest income on securities.

Interest income on loans decreased $555,000 to $3.9 million for the three months ended June 30, 2012 from $4.4 million for the three months ended June 30, 2011.  The average balance of loans decreased $20.7 million to $293.2 million for the three months ended June 30, 2012 from $313.9 million for the three months ended June 30, 2011 and the average yield decreased to 5.28% for the three months ended June 30, 2012 from 5.64% for the three months ended June 30, 2011.

Interest income on securities decreased by $89,000 to $1.5 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 48 basis points to 2.17% for the three months ended June 30, 2012 from 2.65% for the three months ended June 30, 2011, offset by an increase in the average balance of taxable and tax-exempt securities to $278.9 million for the three months ended June 30, 2012 from $242.5 million for the three months ended June 30, 2011.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $452,000 to $1.5 million for the three months ended June 30, 2012 from $1.9 million for the three months ended June 30, 2011.

Interest expense on interest-bearing deposits decreased by $421,000 to $1.5 million for the three months ended June 30, 2012 from $1.9 million for the three months ended June 30, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.13% for the three months ended June 30, 2012 from 1.54% for the three months ended June 30, 2011, offset by an increase in the average balance of interest-bearing deposits to $510.7 million for the three months ended June 30, 2012 from $485.5 million for the three months ended June 30, 2011.  We experienced increases in the average balances of savings accounts and NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended June 30, 2012, reflecting lower market rates.

Interest expense on borrowings decreased $31,000 to $11,000 for the three months ended June 30, 2012 from $42,000 for the three months ended June 30, 2011.  This decrease was primarily due to a $4.4 million decrease in the average balance of borrowings to $2.4 million for the three months ended June 30, 2012 from $6.8 million for the three months ended June 30, 2011 and a decrease in the average rate paid on borrowings to 1.80% for the three months ended June 30, 2012 from 2.64% for the three months ended June 30, 2011.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

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

During the three months ended June 30, 2012, the Company charged off $3.5 million in loans, which included $440,000 on residential one- to four-family loans, $3.0 million on commercial real estate loans, $36,000 on home equity loans, $16,000 on commercial non-real estate loans and $3,600 on consumer loans.  The charge-offs on real estate loans were due to reduced valuations upon re-appraisals of the underlying collateral for such loans.  The charge-offs during this quarter increased our provision charged to operations as we utilize our historical loss experience in calculating the general component of our allowance for loan loss.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $3.5 million for the three months ended June 30, 2012 and a provision for loan losses of $480,000 for the three months ended June 30, 2011.  The allowance for loan losses was $2.9 million, or 1.01% of total loans, at June 30, 2012, compared to $4.1 million, or 1.30% of total loans, at June 30, 2011.  Our balance of loans we evaluated individually for impairment was $24.1 million at June 30, 2012 and $30.1 million at December 31, 2011.  At June 30, 2012 and 2011, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $399,000 for the three months ended June 30, 2012 and $405,000 for the three months ended June 30, 2011.  Fees and service charges on deposit accounts decreased by $22,000 to $281,000 for the three months ended June 30, 2012 from $303,000 for the three months ended June 30, 2011.  Gains on the sale of loans totaled $8,000 for the three months ended June 30, 2011 and we had no such gains on sales of loans during the three months ended June 30, 2012.  For the three months ended June 30, 2012, there was a net gain on the sale and call of investment securities in the amount of $30,000 compared to a net gain of $5,000 for the three months ended June 30, 2011.  Earnings on bank owned life insurance remained the same at $87,000 for the three months ended June 30, 2012 and 2011, respectively.

Non-interest Expense.  Non-interest expense increased $74,000 to $3.2 million for the three months ended June 30, 2012 from $3.3 million for the three months ended June 30, 2011.  Compensation and benefits expense increased by $13,000 to $1.7 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011.  Occupancy and equipment expense increased $22,000 to $444,000 for the three months ended June 30, 2012 from $422,000 for the three months ended June 30, 2011.  Federal deposit insurance premiums decreased $101,000 to $141,000 for the three months ended June 30, 2012 from $242,000 for the three months ended June 30, 2011.  Data processing fees decreased by $23,000 to $207,000 for the three months ended June 30, 2012 from $230,000 for the three months ended June 30, 2011.  This reduction is due to a change in processors for some of the services offered by us.  Professional fees decreased $122,000 mainly due to a reduction in legal fees as it relates to collection efforts on loans.  Net real estate owned expense totaled $138,000 for the three months ended June 30, 2012.  This amount included a write-down of real estate properties that totaled $70,000.

Income Tax Expense. We recorded an income tax benefit of $847,000 for the three months ended June 30, 2012, compared to an income tax expense of $198,000 for the three months ended June 30, 2011.  The reason for recording an income tax benefit was due to the pre-tax loss of $2.4 million for the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and June 30, 2011

General.  Net income decreased $2.7 million to a net loss of $1.3 million for the six months ended June 30, 2012 from net income of $1.4 million for the six months ended June 30, 2011.  The principal reason for the decrease was an increase in the provision for loan losses of $3.9 million offset by a decrease in income tax expense of $1.3 million.

Interest Income.  Interest income decreased $1.1 million to $11.0 million for the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011.  The decrease in interest income resulted from a $982,000 decrease in interest income on loans and a $167,000 decrease in interest income on securities.

Interest income on loans decreased $982,000 to $7.9 million for the six months ended June 30, 2012 from $8.9 million for the six months ended June 30, 2012.  The average balance of loans decreased by $20.8 million to $295.1 million for the six months ended June 30, 2012 from $315.9 million for the six months ended June 30, 2011 and the average yield decreased 26 basis points to 5.39% for the six months ended June 30, 2012 from 5.65% for the six months ended June 30, 2011.

Interest income on securities decreased $167,000 to $3.0 million for the six months ended June 30, 2012 from $3.2 million for the six months ended June 30, 2011.  This decrease was due to a decrease in the average yield on investment securities to 2.24% for the six months ended June 30, 2012 from 2.71% for the six months ended June 30, 2011, which was offset by an increase in the average balance of investment securities to $270.6 million for the six months ended June 30, 2012 from $235.4 million for the six months ended June 30, 2011.

Interest Expense. Interest expense decreased $909,000 to $2.9 million for the six months ended June 30, 2012 from $3.8 million for the six months ended June 30, 2011.

Interest expense on interest-bearing deposits decreased by $841,000 to $2.9 million for the six months ended June 30, 2012 from $3.7 million for the six months ended June 30, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.13% for the six months ended June 30, 2012 from 1.54% for the six months ended June 30, 2011 which was offset by an increase in the average balance of interest-bearing deposits to $510.7 million for the six months ended June 30, 2012 from $485.5 million for the six months ended June 30, 2011.  The average cost of all deposit accounts decreased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Interest expense on borrowings decreased $68,000 to $22,000 for the six months ended June 30, 2012 from $90,000 for the six months ended June 30, 2011.  This decrease was primarily due to a $4.4 million decrease in the average balance of borrowings to $2.4 million for the six months ended June 30, 2012 from $6.8 million for the six months ended June 30, 2011 and a decrease on the average rate paid on borrowings to 1.80% for the six months ended June 30, 2012 from 2.64% for the six months ended June 30, 2011.

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

During the six months ended June 30, 2012, the Company charged off $6.9 million in loans which includes $1.5 million on residential one- to four-family loans, $4.8 million on commercial real estate loans, $22,000 on construction and land loans, $177,000 on home equity loans, $432,000 on commercial non-real estate loans and $7,600 on consumer loans.  The charge-offs on real estate loans were due to reduced valuations upon re-appraisals of the underlying collateral for such loans.  The charge-offs during this quarter increased our provision charged to operations as we utilize our historical loss experience in calculating the general component of our allowance for loan loss.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $4.7 million for the three months ended June 30, 2012 and a provision for loan losses of $796,000 for the three months ended June 30, 2011.  The allowance for loan losses was $2.9 million, or 1.01% of total loans, at June 30, 2012, compared to $4.1 million, or 1.30% of total loans, at June 30, 2011.  Our balance of loans we evaluated individually for impairment was $24.1 million at June 30, 2012 and $30.1 million at December 31, 2011.  At June 30, 2012 and 2011, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at and for the six months ended June 30, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $945,000 for the six months ended June 30, 2012 and $822,000 for the six months ended June 30, 2011.  Fees and service charges on deposit accounts decreased by $9,000 to $572,000 for the six months ended June 30, 2012 from $581,000 for the six months ended June 30, 2011.  Gains on sales of loans totaled $39,000 for the six months ended June 30, 2011.  Net gains and losses on the sales and calls of securities totaled $196,000 for the six months ended June 30, 2012 compared to $27,000 for the six months ended June 30, 2011.

Non-interest Expense.  Non-interest expense decreased $117,000 to $6.3 million for the six months ended June 30, 2012 from $6.4 million for the six months ended June 30, 2011.  Compensation and benefits expense increased $93,000 to $3.4 million for the six months ended June 30, 2012 from $3.3 million for the six months ended June 30, 2011.  Normal salary increases, increases in payroll taxes and an increase in the ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $15,000 mainly due to decreases in repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums decreased to $251,000 for the six months ended June 30, 2012 from $482,000 for the six months ended June 30, 2011.  Data processing expense decreased $86,000 to $405,000 for the six months ended June 30, 2012 from $491,000 for the six months ended June 30, 2011.  Professional fees decreased $94,000 to $393,000 for the six months ended June 30, 2012 from $487,000 for the six months ended June 30, 2011.  This decrease is due to the decreasing legal fees associated with our loan collection efforts.  Net real estate owned expense totaled $172,000 for the six months ended June 30, 2012.  This amount includes a write-down of a real estate owned property of $70,000.  Other miscellaneous non-interest expense increased $37,000 to $696,000 for the six months ended June 30, 2012 from $659,000 for the six months ended June 30, 2011.  This increase was mainly in employee training and education expense.

Income Tax Expense. We recorded an income tax benefit of $769,000 for the six months ended June 30, 2012, compared to an income tax expense of $517,000 for the six months ended June 30, 2011.  The reason for recording an income tax benefit was due to the pre-tax loss of $2.0 million for the six months ended June 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $23.5 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $235.1 million at June 30, 2012.  In addition, at June 30, 2012, we had the ability to borrow a total of $308.8 million from the Federal Home Loan Bank of New York (30% of our assets at that date or 50% with FHLB-NY board of director approval).  On that date, we had $2.0 million in advances outstanding.

At June 30, 2012, loan commitments outstanding totaled $12.7 million. In addition to commitments to originate loans, we had $14.3 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of June 30, 2012 totaled $78.1 million.  Total certificates of deposit due within one year of June 30, 2012 represent 14.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2012, we originated $21.4 million of loans and purchased $90.1 million of securities.  For the six months ended June 30, 2011, we originated $20.1 million of loans and purchased $95.6 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $23.0 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $2.0 million at June 30, 2012.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2012, Colonial Bank, FSB exceeded all of the Office of the Comptroller of the Currency regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

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

On April 2, 2012, Colonial Bank FSB and Richard Dapp, SVP were released from the lawsuit filed by plaintiffs, Renewable Energy Resources, LLC and Dennis Bracall, Sr.

As of June 30, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.	Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the second quarter in 2012 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plan or Programs (1)
April 1 – April 30	-	$-	-	198,951

May 1 – May 31	-	-	-	198,951

June 1 – June 30	3,500	13.05	3,500	195,451

Total	3,500	$13.05	3,500	195,451

(1)	On February 17, 2012, the Company announced a second stock repurchase program to repurchase approximately 5%, or 198,951 shares of outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: August 13, 2012	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)