Form 10-Q
period 2012-09-30
Colonial Financial Services, Inc.
filed 2012-11-13
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

As of November 12, 2012, 3,923,264 shares of common stock, par value $0.01 per share

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2012	December 31, 2011

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$24,759	$7,893
Investment securities available for sale	243,039	228,543
Investment securities held to maturity (fair value at September 30, 2012 - $34,197; at December 31, 2011 - $38,679)	33,203	37,992
Loans receivable, net of allowance for loan losses of $3,006 at September 30, 2012 and $5,027 at December 31, 2011	294,432	297,570
Real estate owned	6,878	3,092
Federal Home Loan Bank stock, at cost	848	1,271
Office properties and equipment, net	8,150	10,420
Bank-owned life insurance	11,055	10,794
Accrued interest receivable	1,989	1,879
Other assets	5,941	4,360
Total Assets	$630,294	$603,814

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$40,318	$25,885
Interest-bearing	516,053	494,818
Total deposits	556,371	520,703
Federal Home Loan Bank short-term borrowings	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	2,000
Advances from borrowers for taxes and insurance	808	636
Accrued interest payable and other liabilities	934	745
Total Liabilities	560,113	532,129

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,923,264 shares at September 30, 2012 and 3,994,046 shares at December 31, 2011	39	40
Additional paid-in capital	37,952	38,660
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,586)	(1,586)
Retained earnings	30,267	31,056
Accumulated other comprehensive income	3,509	3,515
Total Stockholders’ Equity	70,181	71,685
Total Liabilities and Stockholders’ Equity	$630,294	$603,814

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,914	$4,649	$11,860	$13,577
Mortgage-backed securities	719	950	2,346	2,987
Investment securities: Taxable	532	473	1,601	1,304
Investment securities: Tax-exempt	149	151	480	477
Total Interest Income	5,314	6,223	16,287	18,345

Interest Expense
Deposits	1,281	1,708	4,175	5,443
Borrowings	10	16	32	106
Total Interest Expense	1,291	1,724	4,207	5,549
Net Interest Income	4,023	4,499	12,080	12,796

Provision for Loan Losses	329	398	5,072	1,194
Net Interest Income after Provision for Loan Losses	3,694	4,101	7,008	11,602

Non-Interest Income
Fees and service charges	294	310	866	891
Gain on sale of loans	-	1	-	40
Net gain on sales and calls of investment securities	22	82	218	109
Earnings on life insurance	88	90	261	262
Other	21	2	25	5
Total Non-Interest Income	425	485	1,370	1,307

Non-Interest Expenses
Compensation and benefits	1,753	1,696	5,135	4,985
Occupancy and equipment	396	410	1,216	1,245
FDIC insurance premium	148	241	399	723
Data processing	237	215	642	706
Office supplies	51	38	144	121
Professional fees	199	225	592	712
Advertising and promotions	42	48	122	131
Real estate owned, net	247	18	419	28
Other	355	288	1,051	937
Total Non-Interest Expenses	3,428	3,179	9,720	9,588
Income (Loss) before Income Tax Expense (Benefit)	691	1,407	(1,342)	3,321

Income Tax expense (BENEFIT)	216	426	(553)	943
Net Income (Loss)	$475	$981	$(789)	$2,378

Per Share Data (See Note 3):
Earnings (loss) per share – basic	$0.13	$0.24	$(0.21)	$0.59
Earnings (loss) per share – diluted	$0.12	$0.24	$(0.21)	$0.59
Weighted average number of shares outstanding – basic	3,793,790	4,002,642	3,814,645	4,010,750
Weighted average number of shares outstanding – diluted	3,805,545	4,002,642	3,814,645	4,010,750

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30.
	2012	2011	2012	2011

	(Dollars in thousands)

Net income (loss)	$475	$981	$(789)	$2,378

Other Comprehensive Income (Loss):

Unrealized gain on securities net of tax expense – 2012, $77 and $73; 2011, $245 and $700	134	434	126	1,300

Less reclassification adjustment for realized gain on sale of securities (net) included in net income net of tax expense – 2012, $7 and $86; 2011, $33 and $44	(15)	(49)	(132)	(65)
Total Other Comprehensive Income (Loss)	119	385	(6)	1,235

Comprehensive Income (Loss)	$594	$1,366	$(795)	$3,613

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu -lated Other Compre- hensive Income	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2012	3,994,046	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	-	(789)	-	(789)

Other comprehensive loss	-	-	-	-	-	(6)	(6)

Repurchase and retirement of common stock	(71,870)	(1)	(943)	-	-	-	(944)

Stock-based compensation expense (restricted stock awards)	1,088	-	96	-	-	-	96

Stock-based compensation expense (stock options)	-	-	139	-	-	-	139
Balance, September 30, 2012	3,923,264	$39	$37,952	$(1,586)	$30,267	$3,509	$70,181

Balance, January 1, 2011	4,188,456	$42	$40,962	$(1,794)	$27,749	$2,453	$69,412

Net income	-	-	-	-	2,378	-	2,378

Other comprehensive income	-	-	-	-	-	1,235	1,235

Repurchase and retirement of common stock	(85,000)	(1)	(1,053)	-	-	-	(1,054)

Stock-based compensation expense (restricted stock awards)	-	-	138	-	-	-	138

Stock-based compensation expense (stock options)	-	-	108	-	-	-	108
Balance, September 30, 2011	4,103,456	$41	$40,155	$(1,794)	$30,127	$3,688	$72,217

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(789)	$2,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	5,072	1,194
Depreciation expense	424	495
Stock-based compensation expense	235	246
Net earnings on bank-owned life insurance	(261)	(262)
Loans originated for sale	-	(1,205)
Proceeds from sale of loans	-	1,904
Gain on sale of loans	-	(40)
Net amortization of loan costs	62	(11)
Net gain on sales and calls of investment securities	(218)	(109)
Net (gain) loss on the sale of real estate owned	(50)	4
Write-down of real estate owned	175	-
Accretion of discount on investment securities, net	(186)	(183)
(Increase) decrease in accrued interest receivable	(110)	132
(Increase) decrease in other assets	(1,581)	694
Increase in accrued interest payable and other liabilities	189	352
Net cash provided by operating activities	2,962	5,589
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	998	-
Proceeds from calls and maturities of investment securities available-for-sale	76,298	81,886
Proceeds from calls and maturities of investment securities held-to-maturity	13,899	32,325
Purchase of investment securities available-for-sale	(108,452)	(109,068)
Purchase of investment securities held-to-maturity	(9,205)	(21,348)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(13,832)	(23,065)
Purchase of office properties and equipment	(354)	(93)
Principal repayments from investment securities	207	1,185
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	30,778	27,507
Net decrease of Federal Home Loan Bank stock	423	211
Proceeds from the sale of real estate owned	489	419
Net (increase) decrease in loans receivable	(4,196)	14,878
Net cash (used in) provided by investing activities	(12,947)	4,837
Cash Flows from Financing Activities:
Net increase in deposits	35,668	1,563
Decrease in Federal Home Loan Bank short-term borrowings	(8,045)	-
Repayment of Federal Home Loan Bank long-term borrowings	-	(5,000)
Increase in advances from borrowers for taxes and insurance	172	214
Common stock repurchased	(944)	(1,054)
Net cash provided by (used in) financing activities	26,851	(4,277)
Increase in cash and cash equivalents	16,866	6,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,893	20,726
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,759	$26,875

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$4,219	$5,587
Income taxes	$690	$1,107

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$2,200	$981
Transfer from office properties and equipment to real estate owned	$2,200	$-

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

The Bank has established a Delaware corporation, COBK Investments, Inc. (formerly known as CB Delaware Investments, Inc.) whose purpose is to invest in and manage securities, and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to hold foreclosed real estate (collectively, the “Operating Subsidiaries”).

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2012 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

2.	Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the reporting period.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended September 30, 2012 and 2011 is $475,000 and $981,000, respectively.  Net income (loss) for the nine months ended September 30, 2012 and 2011 is $(789,000) and $2,378,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2012 and 2011, there were 176,332 and 202,967 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$475,000	$981,000	$(789,000)	$2,378,000

Weighted average common shares issued	4,188,456	4,188,456	4,188,456	4,188,456
Average unearned ESOP shares	(153,500)	(173,585)	(153,500)	(173,585)
Average shares repurchased and retired	(241,166)	(12,229)	(220,311)	(4,121)
Weighted average common shares outstanding-basic	3,793,790	4,002,642	3,814,645	4,010,750
Effect of dilutive non-vested shares and stock options outstanding	11,755	-	-	-
Weighted average common shares outstanding-diluted	3,805,545	4,002,642	3,814,645	4,010,750
Basic earnings (loss) per share	$0.13	$0.24	$(0.21)	$0.59
Diluted earnings (loss) per share	$0.12	$0.24	$(0.21)	$0.59

4.             Stock-Based Compensation

At September 30, 2012, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.  For the three and nine months ended September 30, 2011, $43,000 and $129,000 in compensation expense was recognized in regard to these restricted stock awards with a related tax benefit of $15,000 and 45,000, respectively.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three and nine months ended September 30, 2012, $3,000 and $9,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $3,000, respectively.  As of September 30, 2012, there was $17,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 1.25 years.  For the three and nine months ended September 30, 2011, $3,000 and $9,000 in compensation expense was recognized in regard to the stock awards given in 2011 with a related tax benefit of $1,000 and $3,000, respectively.

On January 2, 2012, for the 2011 Plan, 91,790 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.46 and vests 20% annually beginning January 2, 2013.  The restricted stock that was awarded was split evenly as service-based awards and performance-based awards.  For the three and nine months ended September 30, 2012, $29,000 and $87,000 in compensation expense was recognized with a related tax benefit of $10,000 and $30,000, respectively.  For the three months ended September 30, 2012, there was no expense recorded for the performance-based awards.  As of September 30, 2012, there was $1.1 million of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 4.25 years.

A summary of the status of the shares under the two Plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, January 1, 2012	3,268	$12.00
Granted	91,790	12.46
Forfeitures	-	-
Vested	1,088	12.00
Restricted stock, end of period	93,970	$12.45

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 4.00 years at September 30, 2012 and 5.00 years at September 30, 2011.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 8.25 years at September 30, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three and nine months ended September 30, 2012, was $3,000 and $9,000 with a related tax benefit of $1,000 and $3,000, respectively.  As of September 30, 2012, there was approximately $18,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 1.25 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three and nine months ended September 30, 2011, was $3,000 and $9,000 with a related tax benefit of $1,000 and $3,000, respectively.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 9.25 years at September 30, 2012.  Stock-based compensation expense related to stock options granted in 2012 for the three and nine months ended September 30, 2012, was $41,000 and $130,000 with a related tax benefit of $14,000 and $44,000, respectively.  As of September 30, 2012, there was approximately $751,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 4.25 years.

A summary of the status of the Company’s stock options under the two plans as of September 30, 2012 and changes during the nine months ended September 30, 2012 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2012	184,660	$13.22
Granted	194,600	12.46
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	379,260	$12.85
Exercisable at end of period	179,108	$13.25

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $66,000 and $193,000 for the three and nine months ended September 30, 2012 and $62,000 and $186,000 for the three and nine months ended September 30, 2011, respectively.

The following table presents the components of the ESOP shares:

	September 30, 2012	September 30, 2011
Shares released for allocation	94,699	74,614
Unreleased shares	153,500	173,585
Total ESOP shares	248,199	248,199

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.1 million of standby letters of credit outstanding as of September 30, 2012.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.             Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2012
U. S. Government obligations	$127,107	$849	$(2)	$127,954
Corporate debt obligations	7,099	187	(1)	7,285
Mutual fund	5,030	45	-	5,075
Municipal debt obligations	5,428	123	-	5,551
SBA pools	1,483	15	(2)	1,496
Mortgage-backed securities	35,627	2,876	(34)	38,469
Collateralized mortgage obligations	55,855	1,357	(3)	57,209
	$237,629	$5,452	$(42)	$243,039

December 31, 2011
U. S. Government obligations	$91,203	$354	$(4)	$91,553
Corporate debt obligations	9,573	293	(198)	9,668
Mutual fund	7,743	44	-	7,787
Municipal debt obligations	4,977	98	-	5,075
SBA pools	1,681	9	(3)	1,687
Mortgage-backed securities	48,355	3,513	(65)	51,803
Collateralized mortgage obligations	59,607	1,375	(12)	60,970
	$223,139	$5,686	$(282)	$228,543

Held to Maturity:
September 30, 2012
Corporate debt obligations	$1,192	$306	$-	$1,498
Municipal debt obligations	31,455	631	-	32,086
Mortgage-backed securities	556	57	-	613
	$33,203	$994	$-	$34,197

December 31, 2011
Corporate debt obligations	$1,191	$274	$-	$1,465
Municipal debt obligations	36,019	336	-	36,355
Mortgage-backed securities	782	77	-	859
	$37,992	$687	$-	$38,679

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at September 30, 2012 and December 31, 2011 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$27,639	$27,639	$7,278	$7,348
Due after one year through five years	479	544	72,979	73,561
Due after five years through ten years	2,674	3,087	63,551	64,092
Due thereafter	1,855	2,314	2,339	2,360
Sub-total	32,647	33,584	146,147	147,361
Mortgage-backed securities and collateralized mortgage obligations	556	613	91,482	95,678
Total	$33,203	$34,197	$237,629	$243,039

At September 30, 2012 and December 31, 2011, $92.2 million and $63.1 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $234,000 while gross realized gains on held-to-maturity securities totaled $0, for the nine months ended September 30, 2012.  There were $16,000 in gross realized losses on available-for-sale and no gross realized losses on held-to-maturity securities for the nine months ended September 30, 2012.

Gross realized gains on available-for-sale securities totaled $22,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended September 30, 2012.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended September 30, 2012.

Gross realized gains on available-for-sale securities totaled $109,000 while gross realized gains on held-to-maturity securities totaled $0, for the nine months ended September 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the nine months ended September 30, 2011.

Gross realized gains on available-for-sale securities totaled $82,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended September 30, 2011.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended September 30, 2011.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$5,998	$2	$-	$-	$5,998	$2
Corporate debt obligations	-	-	494	1	494	1
Municipal debt obligations	-	-	-	-	-	-
SBA pools	-	-	117	2	117	2
Mortgage-backed securities	-	-	1,520	34	1,520	34
Collateralized mortgage obligations	-	-	404	3	404	3
Total	$5,998	$2	$2,535	$40	$8,533	$42

At December 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$3,496	$4	$-	$-	$3,496	$4
Corporate debt obligations	2,350	117	895	81	3,245	198
SBA pools	-	-	166	3	166	3
Mortgage-backed securities	2,491	28	1,564	37	4,055	65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
Total	$10,077	$161	$2,625	$121	$12,702	$282

At September 30, 2012, there were three securities in the less-than-twelve-month category and six securities in the twelve-month-or-more category for the available-for-sale portfolio.  The three securities in the less-than-twelve-month position for the available-for-sale category are U. S. government obligations.  Included in the six securities in the twelve-month-or-more position for the available-for-sale category are one corporate debt security, two SBA pools, two mortgage-backed securities and one collateralized mortgage obligation.

At September 30, 2012 and December 31, 2011, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at September 30, 2012.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE”) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2012.

7.             Loans and Allowance for Loan Losses

The components of loans at September 30, 2012 and December 31, 2011 are as follows:

	At September 30, 2012		At December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$147,281	49.4%	$139,059	45.9%
Multi-family	400	0.1	302	0.1
Commercial	89,186	30.0	94,927	31.4
Construction and land	7,738	2.6	13,034	4.3
Home equity loans and lines of credit	28,892	9.7	32,553	10.7
Commercial	23,214	7.8	21,890	7.2
Consumer	1,251	0.4	1,295	0.4
Total loans receivable	$297,962	100.0%	$303,060	100.0%
Deferred loan fees	(524)		(463)
Allowance for loan losses	(3,006)		(5,027)
Total loans receivable, net	$294,432		$297,570

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction and land loans, home equity loans and lines of credit, commercial business loans and consumer loans.  Our one- to four-family residential loans also include loans to businesses for a commercial purpose which is secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.

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

Our board of directors grants lending authority to our Board Loan Committee, Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.  The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve secured loans in amounts up to $300,000, and unsecured loans in amounts up to $100,000.  The Board Loan Committee may approve secured loans in amounts above $300,000, and unsecured loans in amounts above $100,000.

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

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2012 (in thousands):

	At or for the three months ended September 30, 2012
	Real Estate
	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938
Charge-offs	(242)	-	(17)	(27)	-	-	(8)	-	(294)
Recoveries	-	-	-	-	-	29	4	-	33
Provision	141	-	156	(22)	76	(31)	9	-	329
Ending balance	$755	$6	$1,066	$104	$163	$393	$19	$500	$3,006

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2011 (in thousands):

	At or for the three months ended September 30, 2011
	Real Estate
	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$942	$27	$1,917	$28	$66	$490	$115	$500	$4,085
Charge-offs	(50)	-	-	-	-	-	(8)	-	(58)
Recoveries	5	-	-	-	-	1	3	-	9
Provision	199	-	380	-	52	(145)	(88)	-	398
Ending balance	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the nine months ended September 30, 2012 (in thousands):

	At or for the nine months end September 30, 2012
	Real Estate
	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027
Charge-offs	(1,723)	-	(4,781)	(49)	(177)	(432)	(16)	-	(7,178)
Recoveries	42	-	-	-	2	34	7	-	85
Provision	1,216	(21)	3,540	26	224	78	9	-	5,072
Ending balance	$755	$6	$1,066	$104	$163	$393	$19	$500	$3,006

Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Related to loans collectively evaluated for impairment	755	6	1,066	104	163	393	19	500	3,006
Total allowance	$755	$6	$1,066	$104	$163	$393	$19	$500	$3,006

Loans Receivable:
Individually evaluated for impairment	$6,912	$-	$12,915	$4,568	$489	$3,381	$7	$-	$28,272
Collectively evaluated for impairment	140,369	400	76,271	3,170	28,403	19,833	1,244	-	269,690
Ending balance	$147,281	$400	$89,186	$7,738	$28,892	$23,214	$1,251	$-	$297,962

The following table sets forth the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2011 (in thousands):

	At or for the nine months ended September 30, 2011
	Real Estate
	One-to four- family	Multi- family	Commercial	Construction	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(189)	-	(87)	(33)	-	-	(12)	-	(321)
Recoveries	7	-	-	-	-	5	6	-	18
Provision	698	-	584	(4)	83	(65)	(102)	-	1,194
Ending balance	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

Allowance ending balance
Related to loans individually evaluated for impairment	$745	$-	$1,372	$-	$68	$69	$-	$-	$2,254
Related to loans collectively evaluated for impairment	351	27	925	28	50	277	22	500	2,180
Total allowance	$1,096	$27	$2,297	$28	$118	$346	$22	$500	$4,434

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2011 (in thousands):

	Real Estate
December 31, 2011	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$782	$-	$1,411	$-	$57	$384	$2	$-	$2,636
Related to loans collectively evaluated for impairment	438	27	896	127	57	329	17	500	2,391
Total allowance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027

Loans Receivable:
Individually evaluated for impairment	$8,847	$-	$14,920	$4,273	$1,225	$841	$21	$-	$30,127
Collectively evaluated for impairment	130,212	302	80,007	8,761	31,328	21,049	1,274	-	272,933
Ending balance	$139,059	$302	$94,927	$13,034	$32,553	$21,890	$1,295	$-	$303,060

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011:

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$134,267	$3,742	$1,218	$7,927	$127	$147,281
Multi-family	300	100	-	-	-	400
Commercial	68,583	5,377	2,214	13,012	-	89,186
Construction and land	3,552	-	13	4,173	-	7,738
Home equity and credit lines	28,787	-	40	65	-	28,892
Commercial	19,592	222	6	3,394	-	23,214
Consumer	1,088	105	45	13	-	1,251
Total	$256,169	$9,546	$3,536	$28,584	$127	$297,962

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$128,774	$1,433	$8,852	$-	$139,059
Multi-family	200	102	-	-	302
Commercial	75,665	6,744	12,435	83	94,927
Construction and land	9,385	-	3,649	-	13,034
Home equity and credit lines	31,236	395	922	-	32,553
Commercial	18,386	2,663	841	-	21,890
Consumer	1,189	96	10	-	1,295
Total	$264,835	$11,433	$26,709	$83	$303,060

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to-four family	$-	$-	$-	$4,665	$4,665	$782
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	5,750	5,750	1,411
Construction and land	-	-	-	-	-	-
Home equity and credit lines	-	-	-	185	185	57
Commercial	-	-	-	841	841	384
Consumer	-	-	-	5	5	2
	$-	$-	$-	$11,446	$11,446	$2,636

With no related allowance recorded:
Real estate loans:
One- to-four family	$6,912	$7,821	$-	$4,182	$4,182	$-
Multi-family	-	-	-	-	-	-
Commercial	12,915	16,587	-	9,170	9,170	-
Construction and land	4,568	4,595	-	4,273	4,273	-
Home equity and credit lines	489	642	-	1,040	1,040	-
Commercial	3,381	3,384	-	-	-	-
Consumer	7	9	-	16	16	-
	$28,272	$33,038	$-	$18,681	$18,681	$-

Total
Real estate loans:
One- to-four family	$6,912	$7,821	$-	$8,847	$8,847	$782
Multi-family	-	-	-	-	-	-
Commercial	12,915	16,587	-	14,920	14,920	1,411
Construction and land	4,568	4,595	-	4,273	4,273	-
Home equity and credit lines	489	642	-	1,225	1,225	57
Commercial	3,381	3,384	-	841	841	384
Consumer	7	9	-	21	21	2
	$28,272	$33,038	$-	$30,127	$30,127	$2,636

In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (‘SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off.  As a result, reported loan charge-offs for the nine months ended September 30, 2012 includes the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the extent of the impairment.  The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceed the recorded investment in such loans.

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2012 and September 30, 2011:

For the Nine Months Ended:	September 30, 2012		September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$4,551	$81
Multi-family	-	-	-	-
Commercial	-	-	5,784	181
Construction and land	-	-	-	-
Home equity and credit lines	-	-	190	8
Commercial	-	-	110	5
Consumer	-	-	4	1
	$-	$-	$10,639	$276

With no related allowance recorded:
Real estate loans:
One-to-four family	$7,789	$139	$4,594	$103
Multi-family	-	-	628	14
Commercial	15,493	537	12,754	393
Construction and land	4,624	103	1,745	31
Home equity and credit lines	564	13	1,076	36
Commercial	731	1	-	-
Consumer	12	1	43	3
	$29,213	$794	$20,840	$580

Total
Real estate loans:
One-to-four family	$7,789	$139	$9,145	$184
Multi-family	-	-	628	14
Commercial	15,493	537	18,538	574
Construction and land	4,624	103	1,745	31
Home equity and credit lines	564	13	1,266	44
Commercial	731	1	110	5
Consumer	12	1	47	4
	$29,213	$794	$31,479	$856

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $244,000 and $432,000 for the nine months ended September 30, 2012 and 2011, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2012 and September 30, 2011:

For the Three Months Ended:	September 30, 2012		September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to-four family	$-	$-	$4,536	$25
Multi-family	-	-	-	-
Commercial	-	-	5,906	59
Construction and land	-	-	-	-
Home equity and credit lines	-	-	196	5
Commercial	-	-	104	2
Consumer	-	-	4	-
	$-	$-	$10,746	$91

With no related allowance recorded:
Real estate loans:
One-to-four family	$7,394	$59	$4,760	$40
Multi-family	-	-	596	5
Commercial	13,534	162	12,453	122
Construction and land	4,604	35	1,736	10
Home equity and credit lines	487	5	1,037	12
Commercial	1,759	-	-	-
Consumer	9	1	31	1
	$27,787	$262	$20,613	$190

Total
Real estate loans:
One-to-four family	$7,394	$59	$9,296	$65
Multi-family	-	-	596	5
Commercial	13,534	162	18,359	181
Construction and land	4,604	35	1,736	10
Home equity and credit lines	487	5	1,233	17
Commercial	1,759	-	104	2
Consumer	9	1	35	1
	$27,787	$262	$31,359	$281

If these loans were performing under their original contractual rate, interest income on such loans would have increased approximately $138,000 and $106,000 for the three months ended September 30, 2012 and 2011, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At September 30, 2012
Real estate loans:
One- to four-family	$185	$1,843	$2,779	$4,807	$142,474	$147,281	$-
Multi-family	-	-	-	-	400	400	-
Commercial	210	28	1,559	1,797	87,389	89,186	-
Construction and land	-	-	721	721	7,017	7,738	-
Home equity loans and lines of credit	433	472	286	1,191	27,701	28,892	-
Commercial	971	68	-	1,039	22,175	23,214	-
Consumer and other	4	15	7	26	1,225	1,251	-
Total	$1,803	$2,426	$5,352	$9,581	$288,381	$297,962	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2011
Real estate loans:
One- to four-family	$4,568	$909	$3,726	$9,203	$129,856	$139,059	$-
Multi-family	-	-	-	-	302	302	-
Commercial	1,993	162	1,645	3,800	91,127	94,927	-
Construction and land	-	89	383	472	12,562	13,034	-
Home equity loans and lines of credit	48	150	363	561	31,992	32,553	-
Commercial	588	-	36	624	21,266	21,890	-
Consumer and other	82	5	-	87	1,208	1,295	-
Total	$7,279	$1,315	$6,153	$14,747	$288.313	$303,060	$-

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

Non-performing assets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,807	$3,726
Multi-family	-	-
Commercial	1,797	1,645
Construction and land	721	383
Home equity loans and lines of credit	1,191	363
Commercial	1,039	36
Consumer	26	-
Total non-accrual loans	5,352	6,153

Accruing loans 90 days or more past due:
All loans	$-	$-

Total non-performing loans	$5,352	$6,153

Real estate owned	6,878	3,092

Total non-performing assets	$12,230	$9,245

Ratios:
Total non-performing loans to total loans	1.80%	2.03%
Total non-performing loans to total assets	0.85%	1.02%
Total non-performing assets to total assets	1.94%	1.53%

At September 30, 2012, the nonaccrual loans consisted of 21 one- to four-family residential dwelling units, seven commercial loans, four construction and land loans, six home equity loans, and one consumer loan.  Included in nonaccrual loans are five troubled debt restructurings in the amount of $940,000 that were in nonaccrual status.  The Company had 24 properties in real estate owned totaling $6.8 million consisting of 12 one- to four-family dwelling units, six non-residential properties and six construction and land loans.  Included in real estate owned at September 30, 2012 are three branch locations that were transferred from office properties and equipment in the amount of $2.2 million.

At September 30, 2012, the Company had 44 loans classified as troubled debt restructurings with a net loan balance of $22.6 million.  Twenty-six of the troubled debt restructurings (TDR’s) are classified as one- to four-family dwelling units with a net loan balance of $3.8 million, nine of the TDR’s are classified commercial real estate with a net loan balance of $11.4 million, four of the TDR’s are classified as construction and land loans with a net loan balance of $3.8 million, one of the TDR’s is classified as a home equity loan with a net loan balance of $203,000, two are classified as commercial non-real estate loans with a net loan balance of $3.4 million and one is classified as a consumer loan with a net loan balance of $1,000.  All of the troubled debt restructurings consisted of changes in interest rates and no principal was forgiven.  All but two of the TDR’s are current as to their restructured payments.  A one- to four-family dwelling unit with a net loan balance of $223,000 is two months delinquent and one non-real estate commercial loan with a net loan balance of $391,000 is one month delinquent.

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$667	$667
Home equity loans	1	47	47
Commercial	2	2,990	2,990
Total	7	$3,704	$3,704

The following table summarizes information in regards to new troubled debt restructurings and troubled debt restructuring default information for the nine months ended September 30, 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	8	$1,538	$1,538
Commercial	2	3,954	3,954
Home equity loans	1	47	47
Commercial	2	2,990	2,990
Total	13	$8,529	$8,529

That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Real estate:
One- to four-family	1	$223
Commercial	1	391
Total	2	$614

All of the troubled debt that was restructured during the three and nine months ended September 30, 2012 consisted of interest rate modifications and no debt was forgiven.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.             Deposits

Deposit accounts, by type, at September 30, 2012 and December 31, 2011 are summarized as follows:

	At September 30, 2012			At December 31, 2011
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand.	$40,318	7.25%	-%	$25,885	4.98%	-%
Savings	108,483	19.50	0.66	105,045	20.17	1.26
NOW accounts	163,519	29.39	0.83	131,852	25.32	0.84
Super NOW accounts	42,166	7.58	0.59	39,198	7.53	0.82
Money market deposit	70,581	12.68	0.68	71,145	13.66	0.87
Total transaction accounts	425,067	76.40	0.66	373,125	71.66	0.91

Certificates of deposit	131,304	23.60	1.68	147,578	28.34	1.89

Total deposits	$556,371	100.00%	0.90%	$520,703	100.00%	1.19%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2012 and December 31, 2011:

Maturity	Interest Rate	September 30, 2012	December 31, 2011
		(Dollars in thousands)
January 3, 2012	0.31%	$-	$8,045
October 22, 2012	2.12%	2,000	2,000
		$2,000	$10,045

At September 30, 2012, the Bank had a borrowing capacity of 30% of assets or $189.1 million available from the FHLB of New York.  At September 30, 2012, the Bank had $2.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$127,954	$-	$127,954	$-
Corporate debt obligations	7,285	-	7,285	-
Mutual fund	5,075	5,075	-	-
Municipal debt obligations	5,551	-	5,551	-
SBA pools	1,496	-	1,496	-
Mortgage-backed securities	38,469	-	38,469	-
Collateralized mortgage obligations	57,209		57,209
Total investment securities available-for-sale	$243,039	$5,075	$237,964	$-

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$91,553	$-	$91,553	$-
Corporate debt obligations	9,668	-	9,668	-
Mutual fund	7,787	7,787	-	-
Municipal debt obligations	5,075	-	5,075	-
SBA pools	1,687	-	1,687	-
Mortgage-backed securities	51,803	-	51,803	-
Collateralized mortgage obligations	60,970		60,970
Total investment securities available-for-sale	$228,543	$7,787	$220,756	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$11,779	$-	$-	$11,779
Real estate owned	$728	$-	$-	$728

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,810	$-	$-	$8,810
Real estate owned	$276	$-	$-	$276

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2012:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$11,779	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$728	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at September 30, 2012 and December 31, 2011:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  Of the $28.3 million of impaired loans at September 30, 2012, $11.8 million were carried at fair value as a result of partial charge-offs of $4.8 million.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$24,759	$24,759	$-	$-	$24,759
Investment securities available-for-sale	243,039	5,075	237,964	-	243,039
Corporate debt obligations held-to-maturity	1,192	-	1,498	-	1,498
Municipal debt obligations held-to-maturity	31,455	-	32,086	-	32,086
Mortgage-backed securities held-to-maturity	556	-	613		613
Federal Home Loan Bank stock	848	848	-	-	848
Loans receivable, net	294,432	-	-	304,550	304,550
Accrued interest receivable	1,989	-	1,989	-	1,989

Financial liabilities:
Deposits	556,371	-	559,551	-	559,551
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	25	-	25	-	25

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2011
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$7,893	$7,893	$-	$-	$7,893
Investment securities available-for-sale	228,543	7,787	220,756	-	228,543
Corporate debt obligations held-to-maturity	1,191	-	1,465	-	1,465
Municipal debt obligations held-to-maturity	36,019	-	36,355	-	36,355
Mortgage-backed securities held-to-maturity	782	-	859		859
Federal Home Loan Bank stock	1,271	1,271	-	-	1,271
Loans receivable, net	297,570	-	-	313,325	313,325
Accrued interest receivable	1,879	-	1,879	-	1,879

Financial liabilities:
Deposits	520,703	-	526,089	-	526,089
Federal Home Loan Bank short-term borrowings	8,045	-	8,045	-	8,045
Federal Home Loan Bank long-term borrowings	2,000	-	2,000	-	2,000
Accrued interest payable	37	-	37	-	37

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, additional provisions to the allowance for loan losses may be required that would adversely impact earnings for future periods.  In addition, the OCC and the Board of Governors of the Federal Reserve System, as an integral part of their examination processes, periodically review our allowance for loan losses.  They may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods

Other-Than-Temporary Impairment.  Investment securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value.  Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated in (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.  The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss).  For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at September 30, 2012.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $26.5 million, or 4.4%, to $630.3 million at September 30, 2012, from $603.8 million at December 31, 2011.  The increase was mainly the result of increases in cash and cash equivalents, investment securities available-for-sale and real estate owned offset by decreases in investment securities held-to-maturity, loans receivable and office properties and equipment.

Net loans receivable decreased $3.2 million, or 1.1%, to $294.4 million at September 30, 2012 from $297.6 million at December 31, 2011.  Commercial real estate loans decreased $5.7 million to $89.2 million at September 30, 2012 from $94.9 million at December 31, 2011.  Construction and land loans decreased $5.3 million to $7.7 million at September 30, 2012 from $13.0 million at December 31, 2011.  One- to four-family residential real estate loans increased $8.2 million to $147.3 million at September 30, 2012 from $139.1 million at December 31, 2011.    Home equity loans and lines of credit decreased $3.7 million to $28.9 million at September 30, 2012 from $32.6 million at December 31, 2011.  Commercial loans increased by $1.3 million to $23.2 million at September 30, 2012 from $21.9 million at December 31, 2011.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally Colonial Bank’s common stockholder’s equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which decreased to $5.4 million at September 30, 2012 from $6.2 million at December 31, 2011.

Real estate owned totaled $6.9 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively.  We completed the foreclosure process or received deed-in-lieu of foreclosure on 24 properties, 12 of which were residential one- to four-family properties, six of which were nonresidential properties and six of which were construction and land loans, and we sold two residential one- to four-family properties.  The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category.

Securities available-for-sale increased $14.5 million, or 6.3%, to $243.0 million at September 30, 2012 from $228.5 at December 31, 2011.  This increase was the result of purchases in the amount of $122.3 million offset by calls, maturities and sales in the amount of $76.3 million, and $30.5 in principal amortization.  Securities held-to-maturity decreased by $4.8 million, to $33.2 million at September 30, 2012 from $38.0 million at December 31, 2011.  This decrease was the result of calls and maturities in the amount of $13.9 million and principal amortization of $229,000 offset by purchases in the amount of $9.2 million.

Deposits increased $35.7 million, or 6.9%, to $556.4 million at September 30, 2012 from $520.7 million at December 31, 2011.  NOW accounts increased $31.6 million, or 24.0%, to $163.5 million at September 30, 2012 from $131.9 million at December 31, 2011.  Savings accounts increased $3.5 million to $108.5 million at September 30, 2012 from $105.0 million at December 31, 2011.  Super NOW accounts increased by $3.0 million to $42.2 million at September 30, 2012 from $39.2 million at December 31, 2011.  Non-interest bearing demand accounts increased by $14.4 million to $40.3 million at September 30, 2012 from $25.9 million at December 31, 2011.  Certificates of deposit decreased by $16.3 million to $131.3 million at September 30, 2012 from $147.6 million at December 31, 2011.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $2.0 million at September 30, 2012 and $10.0 million at December 31, 2011.

Total stockholders’ equity decreased $1.5 million to $70.2 million at September 30, 2012 from $71.7 million at December 31, 2011.  This decrease was mainly attributable to a net loss of $789,000 and a reduction in additional paid in capital due to stock repurchases in the amount of $943,000.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and September 30, 2011

General.  We experienced net income of $475,000 for the three months ended September 30, 2012 compared to net income of $981,000 for the three months ended September 30, 2011.  The principal reasons for the decrease in net income were a decrease in net interest income, a decrease in non-interest income and an increase in non-interest expense.

Interest Income.  Interest income decreased $909,000 to $5.3 million for the three months ended September 30, 2012 from $6.2 million for the three months ended September 30, 2011.  The decrease in interest income resulted from a decrease of $735,000 in interest income on loans and a decrease of $174,000 in interest income on securities.

Interest income on loans decreased $735,000 to $3.9 million for the three months ended September 30, 2012 from $4.6 million for the three months ended September 30, 2011.  The average balance of loans decreased $22.0 million to $291.9 million for the three months ended September 30, 2012 from $306.9 million for the three months ended September 30, 2011 and the average yield decreased to 5.36% for the three months ended September 30, 2012 from 6.06% for the three months ended September 30, 2011.

Interest income on securities decreased by $174,000 to $1.4 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 42 basis points to 2.12% for the three months ended September 30, 2012 from 2.54% for the three months ended September 30, 2011, offset by an increase in the average balance of taxable and tax-exempt securities to $264.6 million for the three months ended September 30, 2012 from $247.4 million for the three months ended September 30, 2011.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $433,000 to $1.3 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011.

Interest expense on interest-bearing deposits decreased by $427,000 to $1.3 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.01% for the three months ended September 30, 2012 from 1.43% for the three months ended September 30, 2011, offset by an increase in the average balance of interest-bearing deposits to $509.0 million for the three months ended September 30, 2012 from $478.2 million for the three months ended September 30, 2011.  We experienced increases in the average balances of savings accounts, money market deposit accounts and NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2012, reflecting lower market rates.

Interest expense on borrowings decreased $6,000 to $10,000 for the three months ended September 30, 2012 from $16,000 for the three months ended September 30, 2011.  This decrease was primarily due to a $6.0 million decrease in the average balance of borrowings to $2.0 million for the three months ended September 30, 2012 from $8.0 million for the three months ended September 30, 2011 offset by an increase in the average rate paid on borrowings to 2.00% for the three months ended September 30, 2012 from 0.80% for the three months ended September 30, 2011.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, exceeded our cash needs to fund loan originations and investment securities purchases.

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

During the three months ended September 30, 2012, the Company charged off $291,000 in loans, which included $242,000 on residential one- to four-family loans, $17,000 on commercial real estate loans, $27,000 on construction and land loans and $5,000 on consumer loans.  The charge-offs on real estate loans were due to reduced valuations upon re-appraisals of the underlying collateral for such loans.  The charge-offs during this quarter are included in our  risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $329,000 for the three months ended September 30, 2012 and a provision for loan losses of $398,000 for the three months ended September 30, 2011.  The allowance for loan losses was $3.0 million, or 1.01% of total loans, at September 30, 2012, compared to $4.4 million, or 1.44% of total loans, at September 30, 2011.  Our balance of loans we evaluated individually for impairment was $28.3 million at September 30, 2012 and $30.1 million at December 31, 2011.  At September 30, 2012 and 2011, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $425,000 for the three months ended September 30, 2012 and $485,000 for the three months ended September 30, 2011.  Fees and service charges on deposit accounts decreased by $16,000 to $294,000 for the three months ended September 30, 2012 from $310,000 for the three months ended September 30, 2011.  Gains on the sale of loans totaled $1,000 for the three months ended September 30, 2011 and we had no such gains on sales of loans during the three months ended September 30, 2012.  For the three months ended September 30, 2012, there was a net gain on the sale and call of investment securities in the amount of $22,000 compared to a net gain of $82,000 for the three months ended September 30, 2011.  Earnings on bank owned life insurance totaled $88,000 for the three months ended September 30, 2012 and $90,000 for the three months ended September 30, 2011.

Non-interest Expense.  Non-interest expense increased $249,000 to $3.4 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011.  Compensation and benefits expense increased by $57,000 to $1.8 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011.  Occupancy and equipment expense decreased $14,000 to $396,000 for the three months ended September 30, 2012 from $410,000 for the three months ended September 30, 2011.  Federal deposit insurance premiums decreased $93,000 to $148,000 for the three months ended September 30, 2012 from $241,000 for the three months ended September 30, 2011.  Data processing fees increased by $22,000 to $237,000 for the three months ended September 30, 2012 from $215,000 for the three months ended September 30, 2011.  Professional fees decreased $26,000 mainly due to a reduction in legal fees as it relates to collection efforts on loans.  Net real estate owned expense totaled $247,000 for the three months ended September 30, 2012.  This amount included a write-down of a real estate owned property that totaled $174,000.

Income Tax Expense. We recorded an income tax expense of $216,000 for the three months ended September 30, 2012, compared to an income tax expense of $426,000 for the three months ended September 30, 2011.  Our effective tax rates for the three months ended September 30, 2012 and 2011 were 31.3% and 30.3%, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and September 30, 2011

General.  Net income decreased $3.2 million to a net loss of $789,000 for the nine months ended September 30, 2012 from net income of $2.4 million for the nine months ended September 30, 2011.  The principal reason for the decrease was an increase in the provision for loan losses to $5.1 million offset by a decrease in income tax expense of $1.5 million.

Interest Income.  Interest income decreased $2.1 million to $16.3 million for the nine months ended September 30, 2012 from $18.3 million for the nine months ended September 30, 2011.  The decrease in interest income resulted from a $1.7 million decrease in interest income on loans and a $341,000 decrease in interest income on securities.

Interest income on loans decreased $1.7 million to $11.9 million for the nine months ended September 30, 2012 from $13.6 million for the nine months ended September 30, 2011.  The average balance of loans decreased by $18.9 million to $294.0 million for the nine months ended September 30, 2012 from $312.9 million for the nine months ended September 30, 2011 and the average yield decreased 41 basis points to 5.38% for the nine months ended September 30, 2012 from 5.79% for the nine months ended September 30, 2011.

Interest income on securities decreased $341,000 to $4.4 million for the nine months ended September 30, 2012 from $4.8 million for the nine months ended September 30, 2011.  This decrease was due to a decrease in the average yield on investment securities to 2.20% for the nine months ended September 30, 2012 from 2.66% for the nine months ended September 30, 2011, which was offset by an increase in the average balance of investment securities to $268.6 million for the nine months ended September 30, 2012 from $239.5 million for the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased $1.3 million to $4.2 million for the nine months ended September 30, 2012 from $5.5 million for the nine months ended September 30, 2011.
Interest expense on interest-bearing deposits decreased by $1.3 million to $4.2 million for the nine months ended September 30, 2012 from $5.4 million for the nine months ended September 30, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 1.09% for the nine months ended September 30, 2012 from 1.50% for the nine months ended September 30, 2011 which was offset by an increase in the average balance of interest-bearing deposits to $510.1 million for the nine months ended September 30, 2012 from $483.0 million for the nine months ended September 30, 2011.  The average cost of all deposit accounts decreased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Interest expense on borrowings decreased $74,000 to $32,000 for the nine months ended September 30, 2012 from $106,000 for the nine months ended September 30, 2011.  This decrease was primarily due to a $4.9 million decrease in the average balance of borrowings to $2.3 million for the nine months ended September 30, 2012 from $7.2 million for the nine months ended September 30, 2011 and a decrease on the average rate paid on borrowings to 1.86% for the nine months ended September 30, 2012 from 1.97% for the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2012, the Company charged off $7.2 million in loans, which includes $1.7 million on residential one- to four-family loans, $4.8 million on commercial real estate loans, $49,000 on construction and land loans, $177,000 on home equity loans, $432,000 on commercial non-real estate loans and $13,000 on consumer loans.  The charge-offs on real estate loans were due to reduced valuations upon re-appraisals of the underlying collateral for such loans.  The charge-offs during the nine months ended September 30, 2102 are included in our risk weighted historical loss rates based on the nature, type and industry sector of the loan by loan category.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.1 million for the nine months ended September 30, 2012 and a provision for loan losses of $1.2 million for the nine months ended September 30, 2011.  The allowance for loan losses was $3.0 million, or 1.01% of total loans, at September 30, 2012, compared to $4.4 million, or 1.44% of total loans, at September 30, 2011.  Our balance of loans we evaluated individually for impairment was $28.3 million at September 30, 2012 and $30.1 million at December 31, 2011.  At September 30, 2012 and 2011, we maintained unallocated allowances for loan losses of $500,000.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at and for the nine months ended September 30, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $1.4 million for the nine months ended September 30, 2012 and $1.3 million for the nine months ended September 30, 2011.  Fees and service charges on deposit accounts decreased by $25,000 to $866,000 for the nine months ended September 30, 2012 from $891,000 for the nine months ended September 30, 2011.  Gains on sales of loans totaled $40,000 for the nine months ended September 30, 2011.  Net gains and losses on the sales and calls of securities totaled $218,000 for the nine months ended September 30, 2012 compared to $109,000 for the nine months ended September 30, 2011.

Non-interest Expense.  Non-interest expense increased $132,000 to $9.7 million for the nine months ended September 30, 2012 from $9.6 million for the nine months ended September 30, 2011.  Compensation and benefits expense increased $150,000 to $5.1 million for the nine months ended September 30, 2012 from $5.0 million for the nine months ended September 30, 2011.  Normal salary increases, increases in payroll taxes and an increase in the ESOP expense account for the increase in compensation and benefit expense.  Occupancy and equipment expense decreased $29,000 mainly due to decreases in repair and maintenance expense and depreciation expense.  Federal deposit insurance premiums decreased to $399,000 for the nine months ended September 30, 2012 from $723,000 for the nine months ended September 30, 2011.  Data processing expense decreased $64,000 to $642,000 for the nine months ended September 30, 2012 from $706,000 for the nine months ended September 30, 2011.  Professional fees decreased $120,000 to $592,000 for the nine months ended September 30, 2012 from $712,000 for the nine months ended September 30, 2011.  This decrease is due to decreased legal fees associated with our loan collection efforts.  Net real estate owned expense totaled $419,000 for the nine months ended September 30, 2012.  This amount includes write-downs of real estate owned properties of $174,000.  Other miscellaneous non-interest expense increased $114,000 to $1.1 million for the nine months ended September 30, 2012 from $937,000 for the nine months ended September 30, 2011.  This increase was mainly in employee training and education expense.

Income Tax Expense. We recorded an income tax benefit of $553,000 for the nine months ended September 30, 2012, compared to an income tax expense of $943,000 for the nine months ended September 30, 2011.  The reason for recording an income tax benefit was due to the pre-tax loss of $1.3 million for the nine months ended September 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $24.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $243.0 million at September 30, 2012.  In addition, at September 30, 2012, we had the ability to borrow a total of $189.1 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, we had $2.0 million in advances outstanding.

At September 30, 2012, loan commitments outstanding totaled $12.4 million. In addition to commitments to originate loans, we had $14.2 million in unadvanced funds to borrowers.  Also, at September 30, 2012, we had a commitment to purchase an agency security in the amount of $2.0 million.  Total certificates of deposit due within one year of September 30, 2012 totaled $62.4 million.  Total certificates of deposit due within one year of September 30, 2012 represent 11.2% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2012, we originated $44.6 million of loans and purchased $131.5 million of securities.  For the nine months ended September 30, 2011, we originated $26.8 million of loans and purchased $153.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $35.7 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $2.0 million at September 30, 2012.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2012, Colonial Bank, FSB exceeded all of the Office of the Comptroller of the Currency regulatory capital requirements. Colonial Bank, FSB is considered “well capitalized” under regulatory guidelines.

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

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

As of September 30, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

Item 1A.                 Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the third quarter in 2012 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)
July 1 – July 31, 2012	14,870	$13.21	18,370	180,581

August 1 – August 31, 2012	20,400	13.22	38,770	160,181

September 1 – September 30, 2012	33,100	13.01	71,870	127,081

Total	68,370	$13.12	71,870	127,081

(1)	On February 17, 2012, the Company announced a second stock repurchase program to repurchase approximately 5%, or 198,951 shares of outstanding common stock.

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

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: November 13, 2012	By:	/s/ Edward J. Geletka
Edward J. Geletka President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2012	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)