Form 10-K
period 2012-12-31
Colonial Financial Services, Inc.
filed 2013-03-29
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Yes ☐   No ☒

As of March 15, 2013 there were 3,863,058 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2012 was $46.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage operations in current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in the level of government support for housing finance;

●	significant increases in our loan losses;

●	changes in our organization, compensation and benefit plans; and

●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Colonial Financial Services, Inc.

Colonial Financial Services, Inc. is a Maryland corporation that was incorporated in March 2010 as the successor corporation to Colonial Bankshares, Inc., the former stock holding company for Colonial Bank, FSB, upon completion of the mutual-to-stock conversion of Colonial Bankshares, MHC, and the former mutual holding company for Colonial Bank, FSB.

The conversion was completed July 13, 2010.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Colonial Bankshares, Inc. common stock owned by public stockholders were exchanged for 0.9399 shares of Colonial Financial Services, Inc.’s common stock.  Net proceeds from the offering were $20.3 million.  As of December 31, 2012, Colonial Financial Services, Inc. had 3,852,791 shares outstanding and a market capitalization of approximately $50.5 million.

The executive offices of Colonial Financial Services, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Financial Services, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its eight branch offices located in Cumberland and Gloucester Counties, New Jersey and through its operating subsidiaries, COBK Investments, Inc. (formerly known as CB Delaware Investments, Inc.), which was formed in Delaware in September 2006 and Cohansey Bridge, LLC, which was formed in New Jersey in March 2012.  The telephone number at its main office is (856) 205-0058.

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

COBK Investments, Inc. (formerly known as CB Delaware Investments, Inc.)

COBK Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.

Cohansey Bridge, LLC

Cohansey Bridge, LLC is a wholly owned subsidiary of Colonial Bank, FSB.  It is a New Jersey corporation that was formed in 2012 whose purpose is to invest in and manage real estate.

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

Our market areas have a broad range of private employers, as well as public employers such as federal, state and local governments. Gloucester County is located within the Greater Philadelphia Metropolitan Statistical Area of the United States Census Bureau, and diverse employment opportunities exist within this area. Cumberland County is predominantly rural, with a smaller proportion of higher paying white collar jobs.  Industries represented in the employment base include healthcare, retail, glass manufacturing, higher education, agriculture and food processing. The New Jersey Motor Sports Park opened in July 2008.  This motorsports attraction has hosted nationally broadcast races from its 700 acre facility in Cumberland County.  As a result, over a dozen hotels and restaurants have come to the area during the past four years.  In addition, Boeing has a facility at Millville airport, which replaced many positions lost upon the departure of another company from the same facility.  A large number of other Fortune 500 companies are located within the Bank’s footprint.  Higher education attainment is increasing with record numbers of students attending Cumberland and Gloucester County Colleges.  Rutgers and Rowan Universities have campuses and research facilities in both counties while both schools, along with St. Joseph’s University and several others offer undergraduate and graduate degrees on the County College campuses.

According to the SNL Financial, Inc., the population of Cumberland and Gloucester counties, New Jersey grew 7.4% and 14.5%, respectively, from 2000 to 2012.  The unemployment rates for Cumberland and Gloucester counties were 13.9% and 9.9% as of December 2012, respectively, compared to 12.9% and 9.0% as of December 2011, respectively. This compares to 9.5% for the entire State of New Jersey and 9.2% for the United States as a whole as of December 31, 2011.

U.S. Census Bureau data indicates the median household income as of December 31, 2011 was $51,548 and $71,850 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2009 and the U. S. Census Bureau for 2000, the median home value in Cumberland County, New Jersey was $166,600 as of December 2011 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $223,700 as of 2011 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2012 (the latest date for which information is available), our market share was 15.9% of total deposits in Cumberland County, making us the second largest of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2012, our market share was 2.5% of total deposits in Gloucester County, making us the 10th largest of 23 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2012, our gross loan portfolio totaled $301.9 million compared to $303.1 million at December 31, 2011.  As a result of recent increases in our loan portfolio relative to our regulatory capital position, we are controlling the growth of our commercial real estate loan portfolio and, in the future, we intend to limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $148.7 million, or 49.2% of our total loan portfolio, at December 31, 2012.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2013 is currently $417,000 for single-family homes located in our primary market area.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  We do not offer “teaser” rates on our adjustable-rate loans.  We underwrite our adjustable-rate loans in the same manner as we underwrite fixed-rate loans, but do not qualify borrowers based on the fully-indexed interest rate (the maximum interest rate permitted under the terms of the loan).  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. We attempt to mitigate this risk through our maximum loan-to-value ratio of 80% for all one- to four-family residential real estate loans (including adjustable-rate loans).  At December 31, 2012, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $14.8 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2012, the outstanding balances of home equity loans totaled $22.9 million, or 7.6% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $5.8 million, or 1.9% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2011.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $90.1 million, or 29.9% of our total loan portfolio, at December 31, 2012, and consisted of 227 loans outstanding with an average loan balance of approximately $397,000, although we have originated loans with balances substantially greater than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2012, we had 157 commercial loans outstanding with an aggregate balance of $23.3 million, or 7.7% of the total loan portfolio.  These totals include 20 unsecured commercial loans with an aggregate outstanding balance of $577,000.  As of December 31, 2012, the average commercial loan balance (secured and unsecured loans) was approximately $147,000, although we have originated loans with balances substantially greater than this average.

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

Construction and Land Loans.  We originate construction and land loans to individuals and builders in our market area.  These loans totaled $9.7 million, or 3.2% of our total loan portfolio, at December 31, 2012.  At December 31, 2012, we had 44 construction and land loans outstanding with an average balance of $220,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$148,674	49.2%	$141,013	46.6%	$140,244	43.3%	$151,352	46.6%	$145,329	47.6%
Home equity loans and lines of credit	28,657	9.5	32,553	10.7	35,373	10.9	37,892	11.7	41,293	13.5
Multi-family	397	0.1	102	-	3,124	1.0	4,108	1.3	4,942	1.6
Commercial	90,143	29.9	96,737	32.0	114,242	35.2	97,075	29.9	81,983	26.8
Construction and land	9,683	3.2	9,470	3.1	5,944	1.8	14,093	4.3	12,223	4.0
Commercial	23,345	7.7	21,890	7.2	23,253	7.2	17,864	5.5	17,177	5.6
Consumer and other	1,043	0.4	1,295	0.4	1,783	0.6	2,223	0.7	2,616	0.9

Total loans receivable	301,942	100.0%	303,060	100.0%	323,963	100.0%	324,607	100.0%	305,563	100.0%
Deferred loan fees	(614)		(463)		(433)		(394)		(307)
Allowance for loan losses	(4,146)		(5,027)		(3,543)		(2,606)		(2,105)

Total loans receivable, net	$297,182		$297,570		$319,987		$321,607		$303,151

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$2,881	5.98%	$7,650	4.21%	$99	7.99%	$16,164	5.56%
2014	2,361	5.82	1,400	6.11	-	-	5,434	5.70
2015	1,832	6.06	1,121	5.79	-	-	21,535	5.14
2016 through 2017	2,632	5.41	1,904	5.63	195	5.50	28,872	4.88
2018 through 2022	17,598	4.05	4,640	6.48	-	-	9,667	5.31
2023 through 2027	27,897	4.03	10,710	5.47	103	7.72	5,473	5.47
2028 and beyond	93,473	5.01	1,232	4.96	-	-	2,998	6.48

Total	$148,674	4.77%	$28,657	5.33%	$397	6.70%	$90,143	5.25%

	Construction and Land		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$5,323	3.42%	$4,533	5.04%	$427	7.52%	$37,077	4.97%
2014	1,064	7.05	2,071	4.55	190	8.37	12,520	5.73
2015	92	5.50	6,133	3.62	187	8.47	30,900	4.94
2016 through 2017	1,638	5.44	4,376	4.62	181	6.65	39,798	4.96
2018 through 2022	521	6.16	2,277	4.63	58	6.76	34,761	4.80
2023 through 2027	565	5.07	3,955	5.00	-	-	48,703	4.61
2028 and beyond	480	4.13	-	-	-	-	98,183	5.05

Total	$9,683	4.46%	$23,345	4.50%	$1,043	7.65%	$301,942	4.95%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$131,002	$14,791	$145,793
Home equity loans and lines of credit	15,172	5,835	21,007
Multi-family	298	-	298
Commercial	73,979	-	73,979
Construction and land	4,360	-	4,360
Commercial	18,812	-	18,812
Consumer and other	307	309	616

Total loans	$243,930	$20,935	$264,865

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

During 2011, we sold $2.4 million in loans.  We have not purchased any whole loans in recent periods.

Loan Approval Authority and Underwriting.  Our board of directors grants lending authority to our Board Management Loan Committee, Senior Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.

The Board Management Loan Committee and the Senior Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Senior Management Loan Committee may approve secured loans in amounts up to $300,000, and unsecured loans in amounts up to $100,000.   The Board Management Loan Committee may approve secured loans in amounts above $300,000 up to $750,000, and unsecured loans in amounts above $100,000.  The full Board of Directors may approve secured loans above $750,000.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $614,000 and $463,000 at December 31, 2012 and 2011, respectively.

Loans to One Borrower.  At December 31, 2012, our five largest aggregate amounts loaned to any borrower and related interests were: (i) a $7.8 million relationship which is collateralized by six commercial properties; (ii) a $6.5 million relationship which is collateralized by four commercial properties, one single family dwelling, equipment and vehicles; (iii) a $5.4 million relationship which is collateralized by three commercial properties; (iv) a $4.2 million relationship collateralized by a commercial property; and (v) a $4.2 million relationship collateralized by three commercial properties, land and 14 single family dwellings. The balances noted above include the unused portion of credit lines.  At December 31, 2012, these loans were all performing according to their terms except the $5.4 million relationship which is a performing troubled debt restructuring.  Under federal banking regulations, at December 31, 2012 our maximum regulatory loan-to-one borrower limit was $9.9 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

Loans Past Due and Nonperforming Assets.  Loans are reviewed on a regular basis, and are placed on nonaccrual status when either principal or interest is 90 days or more past due.  As of December 31, 2012, we had no loans that were past due 90 days or more and still accruing.  In addition, we place loans on nonaccrual status when we believe that there is sufficient reason to question the borrower’s ability to continue to meet contractual principal or interest payment obligations.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is reversed from interest income.  Interest payments received on nonaccrual loans are not recognized as income unless warranted based on the borrower’s financial condition and payment record.

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

We currently obtain updated appraisals and title searches on all collateral-dependent loans secured by real estate that are 90 days or more past due and placed on non-accrual status.  All appraisals for $250,000 or more are reviewed internally or by an outside service.

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

	30-59 Days Past Due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
At December 31, 2012
Real estate loans:
One- to four-family residential	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674
Multi-family	-	-	-	-	397	397
Commercial	2,288	593	1,432	4,313	85,830	90,143
Construction and land	-	-	325	325	9,358	9,683
Home equity loans and lines of credit	38	169	628	835	27,822	28,657
Commercial	-	384	75	459	22,886	23,345
Consumer and other	1	2	2	5	1,038	1,043
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942

At December 31, 2011
Real estate loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,810	$141,013
Multi-family	-	-	-	-	102	102
Commercial	1,993	162	1,645	3,800	92,937	96,737
Construction and land	-	89	383	472	8,998	9,470
Home equity loans and lines of credit	48	150	363	561	31,992	32,553
Commercial	588	-	36	624	21,266	21,890
Consumer and other	82	5	-	87	1,208	1,295
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060

At December 31, 2010
Real estate loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244
Multi-family	-	-	-	-	3,124	3,124
Commercial	124	1,899	4,337	6,360	107,882	114,242
Construction	-	-	384	384	5,560	5,944
Home equity loans and lines of credit	446	302	106	854	34,519	35,373
Commercial	-	-	288	288	22,965	23,253
Consumer and other	67	3	31	101	1,682	1,783
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963

At December 31, 2009
Real estate loans:
One- to four-family residential	$-	$1,085	$4,023	$5,108	$146,244	$151,352
Multi-family	-	-	-	-	4,108	4,108
Commercial	1,093	291	535	1,919	95,156	97,075
Construction	-	-	487	487	13,606	14,093
Home equity loans and lines of credit	128	65	215	408	37,484	37,892
Commercial	-	-	15	15	17,849	17,864
Consumer and other	74	39	2	115	2,108	2,223
Total	$1,295	$1,480	$5,277	$8,052	$316,555	$324,607

At December 31, 2008
Real estate loans:
One- to four-family residential	$941	$633	$1,015	$2,589	$142,740	$145,329
Multi-family	-	-	-	-	4,942	4,942
Commercial	753	-	511	1,264	80,719	81,983
Construction	-	-	-	-	12,223	12,223
Home equity loans and lines of credit	117	-	290	407	40,886	41,293
Commercial	-	-	13	13	17,164	17,177
Consumer and other	62	18	73	153	2,463	2,616
Total	$1,873	$651	$1,902	$4,426	$301,137	$305,563

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  We will not advance any new funds to any of the troubled debt restructurings.  As of December 31, 2012, we had 46 loans totaling $16.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of ten commercial real estate loans with a recorded investment of $8.3 million, four construction and land loans with a recorded investment of $3.8 million, 30 one- to four-family residential reals estate loans with a recorded investment of $4.2 million, one home equity loan with a recorded investment of $46,000 and one commercial loan with a recorded investment of $384,000.  As of December 31, 2011, we had 39 loans totaling $19.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of 12 commercial real estate loans, construction and multi-family loans with recorded investment totaling $14.8 million, 21 one- to four-family residential real estate loans and home equity loans with a recorded investment totaling $4.2 million, five commercial non-mortgage loans with a recorded investment of $750 thousand and one consumer loan with an immaterial outstanding balance.  As of December 31, 2010, we had 15 loans totaling $15.9 million that were performing considered troubled debt restructurings.  These loans consisted of 11 commercial real estate loans, construction and multi-family loans with a recorded investment totaling $15.1 million, three one- to four-family residential real estate loans with a recorded investment totaling $3.1 million, and one consumer loan with an immaterial outstanding balance.  In each instance, we lowered the interest rate and deferred principal payments.  We had $4.8 million in troubled debt restructurings as of December 31, 2009 and none as of December 31, 2008.

We will also grant concessions that we do not consider troubled debt restructurings.  At December 31, 2009, we had only one such modified loan, where we permitted the borrower on a performing loan to defer principal payments, in exchange for a higher interest rate.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$2,553	$3,726	$5,574	$4,023	$1,015
Multi-family	-	-	-	-	-
Commercial	6,889	1,645	4,337	535	511
Construction and land	325	383	384	487	-
Home equity loans and lines of credit	628	363	106	215	290
Commercial	2,742	36	288	15	13
Consumer	2	-	31	2	73
Total non-accrual loans	13,139	6,153	10,720	5,277	1,902

Accruing loans 90 days or more past due:
All loans	-	-	-	-	-

Total non-performing loans	13,139	6,153	10,720	5,277	1,902

Real estate owned	5,347	3,092	276	-	113
Other non-performing assets	-	-	-	-	-

Total non-performing assets	18,486	9,245	10,996	5,277	2,015

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential	4,246	3,818	855	525	-
Multi-family	-	-	645	742	-
Commercial	8,240	13,184	13,051	2,096	-
Construction and land	3,841	1,655	1,369	1,426	-
Home equity loans and lines of credit	46	363	-	-	-
Commercial	384	750	-	-	-
Consumer	-	7	9	18	-

Total performing troubled debt restructurings	16,757	19,777	15,929	4,807	-

Total non-performing assets and performing troubled debt restructurings	$35,243	$29,022	$26,925	$10,084	$2,015

Ratios:
Total non-performing loans to total loans	4.35%	2.03%	3.31%	1.63%	0.62%
Total non-performing loans to total assets	2.11%	1.02%	1.82%	0.93%	0.36%
Total non-performing assets to total assets	2.96%	1.53%	1.86%	0.93%	0.38%

The amount of the allowance for loan losses allocated to the $13.1 million of non-performing loans at December 31, 2012, noted above, was $101,000.  See discussion on page 16 regarding charge-offs on impaired loans.

For the year ended December 31, 2012, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original and restructured terms was $719,000 and $1.1 million, respectively.  We recognized $518,000 and $930,000, respectively, of interest income on such loans during the year.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2012, we had $4.2 million of assets designated as special mention.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2012 and 2011.  The classified assets totals at December 31, 2012 and 2011 include $13.1 million and $6.2 million, respectively, of nonperforming loans.

	At December 31,
	2012	2011
	(In thousands)

Classified assets:
Substandard	$27,015	$29,801
Doubtful	127	83
Loss	—	—
Total classified assets	$27,142	$29,884
Special mention	$4,167	$11,443

At December 31, 2012, substandard assets consisted primarily of (i) 71 residential mortgage loans with a recorded investment of $8.5 million, (ii) three home equity loans with a recorded investment totaling $578,000, (iii) 18 commercial real estate loan relationships with a recorded investment totaling $10.0 million, (iv) eight construction and land loans with a recorded investment totaling $4.6 million, (v) four commercial loans with a recorded investment of $3.4 million, and (vi) two consumer loans totaling $8,000.   The collateral for the commercial real estate loan relationships classified as substandard was valued at $17.2 million as of December 31, 2012.  At December 31, 2012, special mention assets consisted primarily of (i) eight residential mortgage loans with a recorded investment totaling $1.5 million, (ii) two home equity loans with a recorded investment totaling $60,000, (iii) three commercial real estate loan relationships with a recorded investment totaling $897,000, (iv) four commercial loans with a recorded investment totaling $1.6 million, and (v) one consumer loan with principal balances of $59,000.

At December 31, 2011, substandard assets consisted primarily of (i) 56 residential mortgage loans with a recorded investment of $9.2 million, (ii) 11 home equity loans with a recorded investment totaling $922,000, (iii) 18 commercial real estate loan relationships with a recorded investment totaling $16.7 million, and (iv) two consumer loans totaling $10,000.   The collateral for the commercial real estate loan relationships classified as substandard was valued at $15.9 million as of December 31, 2011.  At December 31, 2011, special mention assets consisted primarily of (i) 13 residential mortgage loans with a recorded investment totaling $1.4 million, (ii) four home equity loans with a recorded investment totaling $395,000, (iii) nine commercial real estate loan relationships with a recorded investment totaling $6.7 million, and (iv) four consumer loans with principal balances of $96,000.  The collateral for the commercial real estate loan relationships classified as special mention was valued at $9.3 million as of December 31, 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2012 and 2011—Provision for Loan Losses” and “—Allowance for Loan Losses.”

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

(2)	general allowances for loan losses for each loan type based on historical loan loss experience; and

(3)	unallocated maintained to cover uncertainties that affect our estimate of probable losses.

The adjustments to historical loss experience are based on our evaluation of several factors, including:

●	levels of, and trends in, charge-offs and recoveries;

●	national and local economic trends and conditions;

●	trends in volume and terms of loans, including any credit concentrations in the loan portfolio; and

●	experience, ability, and depth of lending management and other relevant staff.

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

The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceeds the recorded investment in such loans.  Impaired loans are charged off to the estimated fair value.

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

The allowance for loan losses was $4.1 million, or 1.37% of total loans, at December 31, 2012, compared to $5.0 million, or 1.66% of total loans, at December 31, 2011.  The allowance for loan losses represented 31.6% of nonperforming loans at December 31, 2012 and 81.7% of nonperforming loans at December 31, 2011, as nonperforming loans increased to $13.1 million at December 31, 2012 from $6.2 million at December 31, 2011.  Loans delinquent 30 days or greater increased to $15.1 million at December 31, 2012 from $14.7 million at December 31, 2011.

For further discussion regarding how we determined the allowance for loan losses as of December 31, 2012 and 2011, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$5,027	$3,543	$2,606	$2,105	$1,392

Charge-offs:
Real estate loans:
One- to four-family residential	(2,108)	(262)	(223)	—	(11)
Home equity loans and lines of credit	(184)	(13)	—	(34)	(2)
Multi-family	—	—	—	—	—
Commercial	(4,652)	(87)	(144)	—	(5)
Construction and land	(49)	(33)	—	—	—
Commercial	(450)	—	(15)	(9)	—
Consumer and other	(20)	(12)	(38)	(74)	(32)
Total charge-offs	(7,463)	(407)	(420)	(117)	(50)

Recoveries:
Real estate loans:
One- to four-family residential	43	18	—	—	3
Home equity loans and lines of credit	2	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	5	—	4
Construction and land	—	—	—	—	—
Commercial	33	6	—	—	—
Consumer and other	8	7	12	3	—
Total recoveries	86	31	17	3	7

Net charge-offs	(7,377)	(376)	(403)	(114)	(43)
Provision for loan losses	6,496	1,860	1,340	615	756

Balance at end of year	$4,146	$5,027	$3,543	$2,606	$2,105

Ratios:
Net charge-offs to average loans outstanding	(2.50)%	(0.12)%	(0.12)%	(0.04)%	(0.02)%
Allowance for loan losses to non-performing loans at end of year	31.55%	81.70%	33.05%	49.38%	110.67%
Allowance for loan losses to total loans at end of year	1.37%	1.66%	1.09%	0.80%	0.69%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2012			2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$692	16.7%	49.2%	$1,220	24.3%	46.4%	$580	16.4%	43.3%
Home equity loans and lines of credit	277	6.7	9.5	114	2.3	10.7	35	1.0	10.9
Multi-family	6	0.1	0.1	27	0.5	0.2	27	0.8	1.0
Commercial	1,107	26.7	29.9	2,400	47.8	33.7	1,800	50.8	35.2
Construction and land	138	3.3	3.2	34	0.6	1.4	65	1.8	1.8
Commercial	405	9.8	7.7	713	14.2	7.2	406	11.4	7.2
Consumer and other	21	0.5	0.4	19	0.4	0.4	130	3.7	0.6
Unallocated	1,500	36.2	-	500	9.9	—	500	14.1	—

Total allowance for loan losses	$4,146	100.0%	100.0%	$5,027	100.0%	100.0%	$3,543	100.0%	100.0%
	At December 31,
	2009			2008
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$418	16.0%	46.6%	$273	13.0%	47.6%
Home equity loans and lines of credit	42	1.6	11.7	57	2.7	13.5
Multi-family	10	0.4	1.3	16	0.7	1.6
Commercial	1,010	38.8	29.9	863	41.0	26.8
Construction and land	157	6.0	4.3	63	3.0	4.0
Commercial	283	10.9	5.5	271	12.9	5.6
Consumer and other	164	6.3	0.7	212	10.1	0.9
Unallocated	522	20.0	—	350	16.6	—

Total allowance for loan losses	$2,606	100.0%	100.0%	$2,105	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration and mortgage-related mutual funds.  As of December 31, 2012, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

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

Mortgage-Backed Securities.  We invest in mortgage-backed securities to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increase liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2012, our mortgage-backed securities portfolio had a fair value of $34.7 million, and consisted of pass-through securities.

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

Collateralized Mortgage Obligations.  Collateralized mortgage obligations (CMO’s) are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability.  Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.  At December 31, 2012, our collateralized mortgage obligation portfolio had a fair value of $52.1 million.

Corporate Debt Securities and Municipal Bonds.  At December 31, 2012, we held $8.3 million in corporate debt securities, at fair value, $6.8 million of which were classified as available for sale and $1.5 million of which were classified as held to maturity.  At December 31, 2012, we held $34.6 million in bonds issued by states and political subdivisions, $28.3 million of which were classified as held to maturity at amortized cost and $6.3 million of which were classified as available for sale at fair value.  Included in this total are bond anticipation notes and tax anticipation notes (all of which have terms of one year or less), issued by municipalities in the State of New Jersey.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2012, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2012 was $758,000 based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds and Wilmington Prime Money Market Fund.

U.S. Government Agency Securities.  At December 31, 2012, we held U.S. government agency securities available for sale with a fair value of $127.1 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Other-Than-Temporary Impairment of Securities.  For the years ended December 31, 2012 and 2011, there was no charge against operating results for other-than-temporarily impaired securities.  For the year ended December 31, 2010, there was recorded a loss of $150,000 as a charge against operating results for a held-to-maturity corporate debt obligation that was identified as other-than-temporarily impaired.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$32,340	$34,721	$48,355	$51,803	$60,799	$64,483
Collateralized mortgage obligations	50,846	52,134	59,607	60,970	56,342	56,432
U.S. Government obligations	126,524	127,053	91,203	91,553	42,653	42,439
Corporate debt obligations (1)	6,603	6,753	9,573	9,668	9,712	9,912
Mutual funds	4,909	4,948	7,743	7,787	2,594	2,645
Municipal debt obligations	6,171	6,256	4,977	5,075	4,176	4,154
SBA pools	1,427	1,439	1,681	1,687	3,252	3,246
Total securities available-for-sale	$228,820	$233,304	$223,139	$228,543	$179,528	$183,311

Securities held-to-maturity:
Mortgage-backed securities	$429	$469	$782	$859	$1,740	$1,842
Corporate debt obligations	1,192	1,502	1,191	1,465	1,190	1,402
Municipal debt obligations	28,318	28,953	36,019	36,355	35,284	35,121
Total securities held-to-maturity	$29,939	$30,924	$37,992	$38,679	$38,214	$38,365

(1)	The cost and fair value for 2012, 2011 and 2010 reflect an impairment charge of approximately $0, $0 and $150,000 before income tax benefit.

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$42	$1	$1,508	$29	$1,550	$30
Collateralized mortgage obligations	706	1	287	1	993	2
U. S. Government obligations	30,705	163	-	-	30,705	163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Total	$33,589	$176	$1,795	$30	$35,384	$206

	At December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Mortgage-backed securities	$2,491	$28	$1,564	$37	$4,055	$65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
U. S. Government obligations	3,496	4	-	-	3,496	4
Corporate debt obligations	2,350	117	895	81	3,245	198
Municipal debt obligations	-	-	166	3	166	3
SBA pools	-	-	-	-	-	-
Total	$10,077	$161	$2,625	$121	$12,702	$282

At December 31, 2012 and 2011, there were no held-to-maturity investment securities with gross unrealized losses.

At December 31, 2012, there were 27 securities in the less-than-twelve-months unrealized loss category and three securities in the twelve-months-or-more unrealized loss category for the available-for-sale portfolio.  Included in the 27 securities in the less-than-twelve month category for available-for-sale securities are: (a) 16 U. S. Government securities, 14 of which have been in a loss position for one month, one was in a loss position for three months and one was in a loss position for five months; (b) one corporate debt obligation which has been in a loss position for one month; (c) six municipal debt obligations, one of which was in a loss position for two months and five were in a loss position for one month; (d) two SBA pools, both of which have been in a loss position for one month; (e) one mortgage-backed security which has been in a loss position for one month; and (f) one collateralized mortgage obligation which has been in a loss position for one month.  Included in the three securities in the twelve-months-or-more category are: (a) two mortgage-backed securities; and (b) one collateralized mortgage obligation.

At December 31, 2011, there were ten securities in the less-than-twelve-months unrealized loss category and five securities in the twelve-months-or-more unrealized loss category for the available-for-sale portfolio.  Included in the ten securities in the less-than-twelve month category for available-for-sale securities are: (a) two U. S. Government securities which have been in a loss position for two months; (b) five corporate debt obligations, one of which has been in a loss position for six months, three which have been in a loss position for eight months and one which has been in a loss position for nine months; (c) one mortgage-backed security which has been in a loss position for three months; and (d) two collateralized mortgage obligations, one of which has been in a loss position for one month and one which has been in a loss position for four months.  Included in the five securities in the twelve-months-or-more category are: (a) one corporate debt obligation; (b) two SBA pools; and (c) two mortgage-backed securities.

As of December 31, 2012 and 2011, management believed that the estimated fair value of the securities noted above is primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We did not intend to sell and expect that it is not more likely than not that we would be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management did not believe any individual unrealized loss as of December 31, 2012 and 2011, represented an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis, assuming a federal income tax rate of 34.0%.  At December 31, 2012, the non-tax adjusted weighted average yield on total state and municipal securities was 1.61%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$-	-%	$92	5.10%	$665	4.21%	$31,583	4.21%	$32,340	$34,721	4.21%
Collateralized mortgage obligations	-	-	628	1.65	24,556	2.12	25,662	2.29	50,846	52,134	2.20
U.S. government obligations	3,998	1.00	53,895	1.00	68,631	1.47	-	-	126,524	127,053	1.25
Corporate debt obligations	1,276	4.89	5,327	1.87	-	-	-	-	6,603	6,753	2.45
Mutual funds	4,909	0.33	-	-	-	-	-	-	4,909	4,948	0.33
Municipal debt obligations	881	3.50	1,150	4.29	4,141	4.03	-	-	6,172	6,256	4.00
SBA pools	-		102	4.41	-	-	1,324	1.17	1,426	1,439	1.40
Total securities available for sale	$11,064	1.35%	$61,194	1.16%	$97,993	1.76%	$58,569	3.30%	$228,820	$233,304	1.97%

Securities held to maturity:
Mortgage-backed securities	$-	-%	$142	6.37%	$17	6.50%	$270	5.33%	$429	$469	5.72%
Corporate debt obligations	-	-	996	7.13	-	-	196	6.44	1,192	1,502	7.02
Municipal debt obligations	24,458	1.23	485	7.33	1,695	7.26	1,680	7.83	28,318	28,953	2.08
Total securities held to maturity	$24,458	1.23%	$1,623	7.12%	$1,712	7.25%	$2,146	7.39%	$29,939	$30,924	2.33%

Sources of Funds

General.  Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from sales of securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of certificates of deposit, savings accounts, NOW accounts, checking accounts, money market deposit accounts, club accounts and individual retirement accounts. We provide commercial checking accounts for businesses, municipalities and school boards.  In addition, we provide low-cost checking account services for our customers.

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2012, we had no brokered certificates of deposits.  In addition, at December 31, 2012, we had $161.2 million in deposits from municipalities and school boards within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2012			2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$39,301	7.09%	-%	$42,568	8.18%	-%	$20,279	3.95%	-%
Savings	106,469	19.22	0.65	105,045	20.17	1.26	106,367	20.74	1.52
NOW accounts	168,150	30.35	0.82	115,169	22.12	0.84	115,514	22.52	0.89
Super NOW accounts	44,548	8.04	0.54	39,198	7.53	0.82	34,182	6.67	1.16
Money market deposit	72,051	13.00	0.63	71,145	13.66	0.87	66,901	13.05	1.24
Total transaction accounts	430,519	77.70	0.64	373,125	71.66	0.91	343,243	66.93	1.13

Certificates of deposit	123,571	22.30	1.60	147,578	28.34	1.89	169,593	33.07	2.36

Total deposits	$554,090	100.00%	0.86%	$520,703	100.00%	1.19%	$512,836	100.00%	1.54%

As of December 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $44.9 million.  The following table sets forth the maturity of all certificates of deposit as of December 31, 2012.

At December 31, 2012
(In thousands)

Three months or less	$16,032
Over three months through six months	13,769
Over six months through one year	24,952
Over one year to three years	42,645
Over three years	26,173

Total	$123,571

At December 31, 2012, $54.8 million of our certificates of deposit had maturities of one year or less.  We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of year	$-	$10,045	$7,000
Average balance during year	$1,836	$6,235	$12,684
Maximum outstanding at any month end	$2,000	$14,430	$16,000
Weighted average interest rate at end of year	-%	0.42%	2.80%
Average interest rate during year	1.91%	1.89%	3.20%

At December 31, 2012 there was no outstanding balances of borrowings from the FHLB.

At December 31, 2012, we had the ability to borrow approximately $187.3 million under our credit facilities with the Federal Home Loan Bank of New York of which no balance was outstanding.

Employees

As of December 31, 2012, we had 102 full-time employees and 14 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

CB Delaware Investments, Inc. is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2006 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  At December 31, 2012, CB Delaware Investments, Inc. had $165.8 million in assets, and Colonial Bank, FSB had an equity investment of $27.6 million in CB Delaware Investments, Inc.

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

At December 31, 2012, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years.  At December 31, 2012, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Financial Services, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2012, Colonial Financial Services, Inc. and its subsidiaries have federal capital loss carryforwards of approximately $1.2 million expiring from 2013 through 2015.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.

State Taxation

Colonial Bank, FSB currently files New Jersey Corporation Business tax returns for banking and financial corporations.  Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its “entire net income,” which generally means federal taxable income before net operating loss and special deductions, subject to certain adjustments (including addition of interest income on state and municipal obligations).  With the formation of CB Delaware Investments, Inc. and the transfer of investment securities to it, the taxable state income of Colonial Bank, FSB has been substantially reduced.  With the reduction, Colonial Bank, FSB is in a net operating loss position for state tax purposes and may utilize state net operating loss carryforwards to reduce future state income taxes, though there is no guarantee that these carryforwards will be utilized before they expire.

Colonial Bank, FSB has New Jersey net operating loss carryforwards of $14.4 million, of which $5.5 million expires from 2014 through 2015 and the balance expires from 2029 through 2032. New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years and net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years. At December 31, 2012, the Company has recorded a valuation allowance of approximately $55,000 against the deferred tax asset attributable to the New Jersey net operating loss carryforwards.

At December 31, 2012, Colonial Bank, FSB had New Jersey capital loss carryforwards of $1.1 million.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years. At December 31, 2012, the Company has recorded a full valuation allowance for the New Jersey capital loss carryforwards.

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

As a savings and loan holding company, Colonial Financial Services, Inc. is required to comply with the rules and regulations of the Federal Reserve Board, and is required to file certain reports with and be subject to examination by the Federal Reserve Board.  Colonial Financial Services, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Federal Reserve Board or Congress, could have a material adverse impact on Colonial Financial Services, Inc. and Colonial Bank, FSB and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such Colonial Bank, FSB.  Under the Dodd-Frank Act, the Office of Thrift Supervision has been eliminated and responsibility for the supervision and regulation of federal savings banks has been transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  Responsibility for the regulation and supervision of savings and loan holding companies, such as Colonial Financial Services, Inc. has been transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, a new Consumer Financial Protection Bureau has been established as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to federal banking regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Colonial Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau.

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

On June 6, 2012, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019.  However, the federal bank regulatory agencies have recently indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

In accordance with OTS regulations, at the time of the mutual-to-stock conversion, the Company substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The Bank established a parallel liquidation account to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

At December 31, 2012, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2012, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Colonial Bank, FSB must satisfy the qualified thrift lender, or “QTL,” test.  Under the QTL test, Colonial Bank, FSB must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law.  At December 31, 2012, Colonial Bank, FSB held 67.09% of its “portfolio assets” in “qualified thrift investments,” and satisfied this test.

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

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At December 31, 2012, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Colonial Bank, FSB’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  Federal deposit insurance per account owner has been raised to $250,000.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2012 equaled 0.66 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2012, Colonial Bank, FSB was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2012, Colonial Bank, FSB was in compliance with these reserve requirements.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.  As noted above, the recently proposed capital rules would implement the consolidated capital requirements for savings and loan holding companies.  However, notwithstanding the Dodd-Frank Act statutory language, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, and it is uncertain whether any final rule will do so.

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

ITEM 1A.          Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company.”

ITEM 2.             Properties

The following table provides certain information with respect to our banking offices as of December 31, 2012:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$4,957

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$345

339 Main Street Cedarville, New Jersey 08311	Owned	$297

1107 North High Street Millville, New Jersey 08332	Owned	$227

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$416

271 Lambs Road Sewell, New Jersey 08080	Owned	$272

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$914

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$290

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$382

The net book value of our premises, land and equipment was approximately $8.2 million at December 31, 2012.

In previous years the Bank had purchased three properties as possible branch locations.  These properties were developed to the point of receiving local municipal approval for the construction of branches.  Due to the inactivity of not starting constructing on these locations due to the economic downturn, we were required to transfer the amounts already invested in these properties from fixed assets to real estate owned.  The total amount of the transfer totaled $2.4 million.

For information regarding our investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.          Legal Proceedings

As of December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.          Mine Safety Disclosures

Not applicable

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “COBK.” As of December 31, 2012, we had fifteen registered market makers, 416 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,852,791 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2012	High	Low	Cash Dividends Declared
First Quarter	$12.55	$11.85	$-
Second Quarter	$13.38	$12.75	$-
Third Quarter	$13.47	$12.90	$-
Fourth Quarter	$13.47	$12.76	$-

Year Ended December 31, 2011	High	Low	Cash Dividends Declared
First Quarter	$13.09	$11.97	$-
Second Quarter	$13.00	$11.82	$-
Third Quarter	$12.73	$10.54	$-
Fourth Quarter	$12.50	$12.20	$-

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

There were no sales of unregistered securities during the quarter ended December 31, 2012.

The following table discloses information regarding repurchases of shares of common stock during the quarter ended December 31, 2012, and includes the repurchase program announced on February 16, 2012.  The repurchase program is for 198,951 shares and does not have an expiration date.

Month	Number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase plan	Maximum number of shares yet to be purchased under the plan
October	23,000	$13.30	94,870	114,552
November	-	-	94,870	114,552
December	47,500	13.01	142,370	67,052
Total	70,500	$13.10

ITEM 6.          Selected Financial Data

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$623,596	$603,814	$590,342	$568,541	$530,576
Cash and amounts due from banks	26,418	7,893	18,982	15,882	23,407
Investment securities held to maturity	29,939	37,992	38,214	41,032	16,897
Investment securities available for sale	233,304	228,543	183,311	166,378	165,462
Loans receivable, net	297,182	297,570	319,987	321,607	303,151
Deposits	554,090	520,703	512,836	500,366	457,231
Borrowings	-	10,045	7,000	21,300	31,227
Stockholders’ equity	68,037	71,685	69,412	45,517	40,630

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:

Interest income	$21,407	$24,067	$26,292	$27,355	$27,151
Interest expense	5,431	7,154	9,216	13,514	15,696
Net interest income	15,976	16,913	17,076	13,841	11,455
Provision for loan losses	6,496	1,860	1,340	615	756
Net interest income after provision for loan losses	9,480	15,053	15,736	13,226	10,699
Non-interest income	1,844	1,809	1,574	267	628
Non-interest expense	14,395	12,376	11,747	11,661	9,629
Income (loss) before income taxes	(3,071)	4,486	5,563	1,832	1,698
Income tax expense (benefit)	(1,322)	1,179	1,693	392	353
Net income (loss)	$(1,749)	$3,307	$3,870	$1,440	$1,345

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.28)%	0.55%	0.67%	0.26%	0.27%
Return on average equity	(2.46)%	4.64%	6.83%	3.34%	3.44%
Interest rate spread (1)	2.74%	2.90%	3.05%	2.52%	2.27%
Net interest margin (2)	2.83%	3.06%	3.21%	2.71%	2.50%
Efficiency ratio (3)	80.78%	66.07%	62.99%	82.66%	79.69%
Noninterest expense to average total assets	2.29%	2.06%	2.02%	2.12%	1.92%
Average interest-earning assets to average interest-bearing liabilities	109.79%	112.92%	109.33%	107.28%	106.49%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	2.96%	1.53%	1.86%	0.93%	0.38%
Non-performing loans as a percent of total loans	4.35%	2.03%	3.31%	1.63%	0.62%
Allowance for loan losses as a percent of non-performing loans	31.55%	81.70%	33.05%	49.38%	110.67%
Allowance for loan losses as a percent of total loans	1.37%	1.66%	1.09%	0.80%	0.69%
Net charge-offs to average loans outstanding	(2.50)%	(0.12)%	(0.12)%	(0.04)%	(0.02)%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	20.55%	19.99%	18.39%	12.60%	13.06%
Tier 1 risk-based capital (to risk weighted assets)	19.30%	19.27%	17.64%	11.94%	12.42%
Tangible capital (to tangible assets)	10.00%	10.82%	10.44%	7.17%	7.27%
Tier 1 leverage (core) capital (to adjusted tangible assets)	10.00%	10.82%	10.44%	7.17%	7.27%
Equity to total assets	10.91%	11.87%	11.76%	8.01%	7.66%

Other Data:
Number of full service offices	9	9	9	9	8
Dividends declared per share	$—	$—	$—	$—	$—

Earnings (loss) per share:
Basic and diluted (4)	$(0.46)	$0.83	$0.97	$0.36	$0.33

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Information for December 31, 2009 and prior has been adjusted for the 0.9399-for-one exchange from the mutual-to-stock conversion of Colonial Bankshares MHC.

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of total loans outstanding has ranged from 1.09% to 1.66%, while our net charge-offs as a percentage of average loans outstanding has ranged from (0.12)% to (2.50)%.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2012 would have changed by approximately $186,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at December 31, 2012 and 2011

Total assets increased $19.8 million, or 3.3%, to $623.6 million at December 31, 2012 from $603.8 million at December 31, 2011.  The increase was the result of increases in cash and cash and amounts due from banks, investment securities available-for-sale and real estate owned offset by decreases in investment securities held-to-maturity, accrued interest receivable and office properties and equipment.

Net loans receivable decreased by $388,000, or 0.1%, to $297.2 million at December 31, 2012 from $297.6 million at December 31, 2011.  One- to four-family residential real estate loans increased $7.7 million, or 5.5%, to $148.7 million at December 31, 2012 from $141.0 million at December 31, 2011.  Commercial real estate loans decreased $6.6 million, or 6.8%, to $90.1 million at December 31, 2012 from $96.7 million at December 31, 2011.  Home equity loans and lines of credit decreased $3.9 million, or 12.0%, to $28.7 million at December 31, 2012 from $32.6 million at December 31, 2011.  Construction and land loans increased $213,000, or 2.2%, to $9.7 million at December 31, 2012 from $9.5 million at December 31, 2011.  Commercial loans increased $1.4 million, or 6.4%, to $23.3 million at December 31, 2012 from $21.9 million at December 31, 2011.  We currently limit all loans (other than one- to four-family residential real estate loans) to 275% of the sum of core capital (generally common stockholders’ equity (including retained earnings) and minority interests in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.

Investment securities available for sale increased $4.8 million, or 2.1%, to $233.3 million at December 31, 2012 from $228.5 million at December 31, 2011.  The increase was the result of purchases of $162.1 million of mortgage-backed and investment securities offset by a $920,000 decrease in the market value of investment securities available for sale, $40.2 million in principal amortization, $115.3 million in calls and maturities of investment securities available for sale and accretion of discounts and premiums in the amount of $54,000.   In addition, securities held to maturity decreased $8.1 million to $29.9 million at December 31, 2012 from $38.0 million at December 31, 2011.  The decrease in securities held to maturity was the result of principal amortization of $359,000 and $32.9 million in calls and maturities of investment securities held to maturity, offset by purchases of $25.0 million and accretion of discounts and premiums in the amount of $180,000.

Other assets increased by $901,000 to $3.9 million at December 31, 2012 from $3.0 million at December 31, 2011.  The increase was mainly due to the increase in prepaid income taxes.  Cash and amounts due from banks increased by $18.5 million to $26.4 million at December 31, 2012 from $7.9 million at December 31, 2011.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides non-interest income that is nontaxable.  Federal regulations generally limit the investment in bank-owned life insurance to 25% of the sum of Colonial Bank, FSB’s tier 1 capital and its allowance for loan losses.  At December 31, 2012, this limit was $15.7 million. The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for an employee and $250,000 for a director.  During 2012, we increased our coverage of life insurance on key personnel from $10.8 million at December 31, 2011 to $14.2 million at December 31, 2012.

Deposits increased $33.4 million, or 6.4%, to $554.1 million at December 31, 2011 from $520.7 million at December 31, 2011.  The largest increase was in NOW accounts, which increased $53.0 million, or 46.0%, to $168.2 million at December 31, 2012 from $115.2 million at December 31, 2011.  The increase in NOW accounts was due to an increase in public fund accounts (such as municipalities and school districts).  Money market deposit accounts increased $1.0 million, or 1.4%, to $72.1 million at December 31, 2012 from $71.1 million at December 31, 2011.  Savings accounts increased $1.5 million, or 1.4%, to $106.5 million at December 31, 2012 from $105.0 million at December 31, 2011.  Certificates of deposit decreased $24.0 million, or 16.3%, to $123.6 million at December 31, 2012 from $147.6 million at December 31, 2011.  Non-interest bearing demand accounts decreased $3.3 million, or 7.7% to $39.3 million at December 31, 2012 from $42.6 million at December 31, 2011.  Super NOW accounts increased $5.3 million, or 13.5%, to $44.5 million at December 31, 2012 from $39.2 million at December 31, 2011.

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

Borrowings decreased $3.0 million to zero at December 31, 2012 from $3.0 million at December 31, 2011.  We have not needed to borrow funds to support our operations during 2012.

Total stockholders’ equity decreased $3.7 million to $68.0 million at December 31, 2012 from $71.7 million at December 31, 2011.  This decrease was attributable to a net loss of $1.7 million and a decrease in other comprehensive income of $601,000 as well as stock repurchases in the amount of $1.9 million.  Accumulated other comprehensive income decreased to $2.9 million at December 31, 2012 from $3.5 million at December 31, 2011 as a result of a decrease in unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

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

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-earning assets:
Loans	$294,828	$15,682	5.32%	$310,045	$17,781	5.74%	$326,529	$19,236	5.89%
Securities:
Taxable	238,255	5,117	2.15%	211,249	5,656	2.68%	175,470	6,391	3.64%
Tax-exempt	30,501	608	1.99%	30,846	630	2.04%	29,743	665	2.24%
Total interest-earning assets	563,584	21,407	3.81%	552,140	24,067	4.36%	531,742	26,292	4.94%
Noninterest-earning assets	64,408			48,642			49,728
Total assets	$627,992			$600,782			$581,470

Interest-bearing liabilities:
Savings accounts	$107,725	774	0.72%	$106,483	1,380	1.30%	$104,983	1,713	1.63%
NOW accounts	194,450	1,633	0.84%	145,854	1,490	1.02%	122,007	1,360	1.11%
Money market deposits	70,241	532	0.76%	70,900	778	1.10%	64,505	952	1.48%
Certificates of deposit	139,068	2,457	1.77%	159,508	3,387	2.12%	182,171	4,785	2.63%
Total interest-bearing deposits	511,484	5,396	1.05%	482,745	7,035	1.46%	473,666	8,810	1.86%
Borrowings	1,836	35	1.91%	6,235	119	1.89%	12,684	406	3.20%
Total interest-bearing liabilities	513,320	5,431	1.06%	488,980	7,154	1.46%	486,350	9,216	1.89%
Noninterest-bearing liabilities	43,575			40,553			38,427
Total liabilities	556,895			529,533			524,777
Equity	71,097			71,249			56,693
Total liabilities and equity	$627,992			$600,782			$581,470

Net interest income		$15,976			$16,913			$17,076
Interest rate spread (1)			2.74%			2.90%			3.05%
Net interest-earning assets (2)	$50,264			$63,160			$45,392
Net interest margin (3)			2.83%			3.06%			3.21%
Average interest-earning assets to average interest-bearing liabilities	109.79%			112.92%			109.33%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(853)	$(1,246)	$(2,099)	$(957)	$(498)	$(1,455)
Securities:
Taxable	976	(1,515)	(539)	2,499	(3,234)	(735)
Tax-exempt	(7)	(15)	(22)	26	(61)	(35)
Total interest-earning assets	116	(2,776)	(2,660)	1,568	(3,793)	(2,225)

Interest-bearing liabilities:
Savings accounts	16	(622)	(606)	25	(358)	(333)
NOW accounts	304	(161)	143	222	(92)	130
Money market deposit	(7)	(239)	(246)	110	(284)	(174)
Certificates of deposit	(404)	(526)	(930)	(546)	(852)	(1,398)
Total interest-bearing deposits	(91)	(1,548)	(1,639)	(189)	(1,586)	(1,775)
Borrowings	(84)	-	(84)	(159)	(128)	(287)
Total interest-bearing liabilities	(175)	(1,548)	(1,723)	(348)	(1,714)	(2,062)

Net change in interest income	$291	$(1,228)	$(937)	$1,916	$(2,079)	$(163)

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General.  We experienced a net loss in the amount of $1.7 million for the year ended December 31, 2012 compared to net income in the amount of $3.3 million for the year ended December 31, 2011.  The principal reason for the loss was a substantial increase in our provision for loan losses in the amount of $4.6 million to $6.5 million for the year ended December 31, 2012 from $1.9 million for the year ended December 31, 2011.  Also, net interest income decreased by $938,000 to $16.0 million for the year ended December 31, 2012 from $16.9 million for the year ended December 31, 2011 and non-interest expense increased by $2.0 million to $14.4 million for the year ended December 31, 2012 from $12.4 million for the year ended December 31, 2011.  Also, due to the net loss, income tax expense decreased from $1.2 million for the year ended December 31, 2011 to an income tax benefit of $1.3 million for the year ended December 31, 2012.

Interest Income.  Interest income decreased $2.7 million to $21.4 million for the year ended December 31, 2012 from $24.1 million for the year ended December 31, 2011.  The decrease in interest income resulted from a $561,000 decrease in interest income on investment securities and mortgage-backed securities and a decrease of $2.1 million on loans.

Interest income on loans decreased $2.1 million, or 11.8%, to $15.7 million for the year ended December 31, 2012 from $17.8 million for the year ended December 31, 2011.  This decrease resulted from a 41 basis point decrease in the average yield on loans to 5.32% for the year ended December 31, 2012 from 5.73% for the year ended December 31, 2011 along with a decrease in the average balance of loans of $15.2 million, or 4.9%, to $294.8 million for the year ended December 31, 2012 from $310.0 million for the year ended December 31, 2011.  See “—Comparison of Financial Condition at December 31, 2012 and 2011” for a discussion of how our growth in commercial real estate loans has been limited and will be limited in future periods.

Interest income on securities decreased by $561,000 to $5.7 million for the year ended December 31, 2012 from $6.3 million for the year ended December 31, 2011.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 47 basis points to 2.13% for the year ended December 31, 2012 from 2.60% for the year ended December 31, 2011, which was offset by an increase in the average balance of taxable and tax-exempt securities to $268.8 million for the year ended December 31, 2012 from $242.1 million for the year ended December 31, 2011.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $1.7 million, or 25.0%, to $5.4 million for the year ended December 31, 2012 from $7.1 million for the year ended December 31, 2011.

Interest expense on interest-bearing deposits decreased by $1.6 million, or 22.9%, to $5.4 million for the year ended December 31, 2012 from $7.0 million for the year ended December 31, 2011.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 41 basis points in the average rate paid on interest-bearing deposits to 1.05% for the year ended December 31, 2012 from 1.46% for the year ended December 31, 2011.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2012.  This was offset by a $28.8 million, or 6.0%, increase in the average balance of interest-bearing deposits to $511.5 million for the year ended December 31, 2012 from $482.7 million for the year ended December 31, 2011.  For the year ended December 31, 2012, we experienced increases in the average balance across all categories of interest-bearing deposits except for certificates of deposits and money market accounts.    See “—Comparison of Financial Condition at December 31, 2012 and 2011” for a discussion of how we have increased our deposits in recent periods.

Interest expense on borrowings decreased $84,000 to $35,000 for the year ended December 31, 2012 from $119,000 for the year ended December 31, 2011.  This decrease was due to a $4.4 million decrease in the average balance of borrowings to $1.8 million for the year ended December 31, 2012 from $6.2 million for the year ended December 31, 2011, offset by a slight increase in the average cost of such borrowings to 1.91% for the year ended December 31, 2012 from 1.89% for the year ended December 31, 2011.  We have decreased our outstanding borrowings because our net increase in deposits, the proceeds received from the calls, maturities and pay-downs of securities and the net proceeds from the second-step stock offering exceeded our cash needs to fund loan originations and investment securities purchases.

Net Interest Income.  Net interest income decreased by $937,000, or 5.5%, to $16.0 million for the year ended December 31, 2012 from $16.9 million for the year ended December 31, 2011 as the $11.4 million increase in our average interest earning assets was more than offset by a $28.7 million increase in our average interest bearing liabilities and a 23 basis point decrease in our net interest margin to 2.83% for the year ended December 31, 2012 from 3.06% for the year ended December 31, 2011, and a 16 basis point decrease in our net interest rate spread to 2.74% for the year ended December 31, 2012 from 2.90% for the year ended December 31, 2011.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $6.5 million for the year ended December 31, 2012 and a provision for loan losses of $1.9 million for the year ended December 31, 2011.  The allowance for loan losses was $4.1 million, or 1.37% of total loans, at December 31, 2012, compared to $5.0 million, or 1.66% of total loans, at December 31, 2011.

For the year ended December 31, 2012, the charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Six out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the second quarter 2012 to their estimated fair value based on appraisals.  We feel this industry sector is not representative of the remaining commercial real estate portfolio and has therefore reduced the risk-weighted historical loss factor for the second quarter of 2012 in the calculation for the general loan loss allowance.  We have not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs during the year are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  Charge-offs during the year are included in our historical loan loss rate.  While qualitative risk factors in the general allowance calculation were increased in response to the increase collateral valuation risk noted in the previously mentioned sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

 Our balance of loans we evaluated individually for impairment increased to $30.7 million at December 31, 2012 from $30.1 million at December 31, 2011, although we provided specific allowances on loans with principal balances of $479,000 as of December 31, 2012 and $11.4 million as of December 31, 2011.  In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (‘SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off.  As a result, reported loan charge-offs for the year ended December 31, 2012 includes the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.  At December 31, 2012 and 2011, all nonaccrual loans were individually evaluated for impairment.

The allowance for loan losses represented 31.55% of nonperforming loans at December 31, 2012 and 81.70% of nonperforming loans at December 31, 2011.  As a result of our recent increase in nonperforming loans, we experienced net charge-offs of $7.4 million for the year ended December 31, 2012 and $376,000 for the year ended December 31, 2011.  In addition, at December 31, 2012, approximately 24% of our non-performing loans were one- to four-family residential and home equity real estate loans and 76% of our non-performing loans were commercial real estate, construction and loan loans and commercial loans.  In consultation with our primary federal banking regulator and due to the increases in the non-performing amount of the non-residential loan categories, and in further recognition of a still weak economy, we increased the balance of the unallocated portion of the allowance for loan losses to $1.5 million at December 31, 2012 compared to the balance of the unallocated portion of the allowance for loan losses at $500,000 at December 31, 2011.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2012 and 2011.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income increased $35,000 to $1.8 million for the year ended December 31, 2012 compared to $1.8 million for the year ended December 31, 2011.  Fees and service charges on deposit accounts decreased by $40,000 to $1.2 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011.  Gains on the sale of loans decreased by $49,000 for the year ended December 31, 2012 as there were no sales of loans in 2012.  Net gains on the sales and calls of investment securities increased to $259,000 for the year ended December 31, 2012 from $194,000 for the year ended December 31, 2011.

Non-interest Expense.  Non-interest expense increased $2.0 million, or 16.3%, to $14.4 million for the year ended December 31, 2012 from $12.4 million for the year ended December 31, 2011.  Compensation and benefits expense increased $345,000, or 5.3%, to $6.9 million for the year ended December 31, 2012 from $6.5 million for the year ended December 31, 2011.  The increase resulted from normal salary increases, increases in the 401(k) matching expense and an increase in director retirement expense, offset by a decrease in bonus expense.   Occupancy and equipment expense decreased $42,000, or 2.5%, to $1.6 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011.  Data processing expense decreased $79,000 to $879,000 for the year ended December 31, 2012 from $958,000 for the year ended December 31, 2011.  Changing service providers and negotiating better pricing resulted in data processing expense reductions in 2012.  Federal Deposit Insurance Corporation insurance premiums decreased by $24,000 to $531,000 for the year ended December 31, 2012 from $555,000 for the year ended December 31, 2011.  This decrease was due to the change in how the assessment is calculated from using a deposit base to an asset base.  Professional fees decreased by $101,000 to $850,000 for the year ended December 31, 2012 from $951,000 for the year ended December 31, 2011.  This decrease was due to lower legal expenses for loan collections offset by an increase in auditing and accounting fees.  Real estate owned expense increased to $1.8 million for the year ended December 31, 2012 from $59,000 for the year ended December 31, 2011.  This increase is due to the increased expenses attributable to holding more properties in real estate owned and also to the $1.5 million addition to the allowance for losses on real estate owned for the year ended December 31, 2012.  Other expenses increased $128,000 to $1.4 million for the year ended December 31, 2012.  This increase was mainly attributable to increases in training and education expense, postage expense, insurance expense, correspondent bank expense, and loan acquisition and loan collection expense.

Income Tax Expense. We recorded a benefit of $1.3 million for income taxes for the year ended December 31, 2012, compared to an expense of $1.2 million for the year ended December 31, 2011, reflecting effective tax rates of (43.0)% and 26.3%, respectively.  For 2011, our effective tax rate is lower than state and federal statutory rates due to the formation of our Delaware operating subsidiary, income from life insurance and the increased holdings in tax-exempt securities.

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

In addition, in previous years, we have sold long-term (greater than 15 years) loans.  By following these strategies, we believe that we are better positioned to react to increases in market interest rates.  However, investments in shorter-term assets generally have lower yields than longer-term investments.

Market Value of Portfolio Equity. The Bank monitors its interest rate risk through the use of a simulation model which incorporates all asset and liability rate and maturity information, assumptions regarding prepayment speeds of loans and the effective maturity of non-maturity deposits, and simulates the effect of various interest rate movements on interest income and the market value of portfolio equity (“MVPE”). The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of December 31, 2012, the estimated changes in our market value portfolio equity that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)		Estimated Increase (Decrease)		MVPE as a Percentage of Present Value of Assets (3)
		in MVPE		MVPE	Increase (Decrease)
(1)	Estimated MVPE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$57,848	$(26,287)	-31%	10.25%	-299	bp
+300	64,999	(19,136)	-23%	11.17%	-207	bp
+200	73,911	(10,224)	-12%	12.28%	-96	bp
+100	80,894	(3,241)	-4%	13.04%	-20	bp
—	84,135	-	-	13.24%	-
-100	82,686	(1,449)	-2%	12.84%	-40	bp
-200	89,933	5,798	+6%	13.75%	-51	bp
-300	101,321	17,186	+20%	15.24%	-200	bp
-400	111,619	27,484	+33%	16.53%	-329	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	MVPE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	MVPE Ratio represents MVPE divided by the present value of assets.

The table above indicates that at December 31, 2012, in the event of a 200 basis point decrease in interest rates, we would experience a 6.0% increase in the market value portfolio equity.  In the event of a 200 basis point increase in interest rates, we would experience a 12.0% decrease in the market value portfolio equity.  Both of these calculations are based against the calculated market value of portfolio equity of $84.1 million.

In addition to modeling changes in our portfolio value of equity, we also run simulations on our net interest income for a twelve-month period under rising and falling interest rate scenarios.  The table below sets forth the changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve.  As with the market value portfolio equity simulation model, the changes in net interest income are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated Net Interest Income	Estimated Increase (Decrease) in Net Interest Income
		Amount	Percent
	(Dollars in thousands)
+400	$14,319	$(630)	-4.21%
+300	14,594	(355)	-2.37%
+200	14,837	(112)	-0.75%
+100	14,998	49	0.33%
—	14,949	-	-
-100	14,880	(69)	-0.46%
-200	15,133	184	+1.23%
-300	15,178	229	+1.54%
-400	15,131	182	+1.22%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement.  Modeling changes in the market value of portfolio equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the market value of portfolio equity table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $26.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $233.3 million at December 31, 2012.  In addition, at December 31, 2012, we had the ability to borrow approximately $187.3 million from the Federal Home Loan Bank of New York.  On that date, we had no advances outstanding.

At December 31, 2012, we had $7.5 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $19.6 million in unadvanced funds to borrowers and $2.0 million of commitments issued under standby letters of credit. Certificates of deposit due within one year of December 31, 2012 totaled $54.8 million, or 44.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products, as the recent runoff of certificates of deposit was primarily related to our not bidding on brokered certificates of deposit. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Our primary investing activities are the origination of loans and the purchase of securities.  In 2012, we originated $61.9 million of loans and purchased $187.1 million of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net increase in total deposits of $33.4 million and $7.9 million for the years ended December 31, 2012 and 2011, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

Federal Home Loan Bank advances decreased by $10.0 million during the year ended December 31, 2012 and increased by $3.0 million during the year ended December 31, 2011.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, Colonial Bank, FSB exceeded all regulatory capital requirements. Colonial Bank, FSB is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 13 of the Notes to the Consolidated Financial Statements.

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

COLONIAL FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Colonial Financial Services, Inc.

We have audited the accompanying consolidated statements of financial condition of Colonial Financial Services, Inc. and subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Colonial Financial Services, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Philadelphia, Pennsylvania
March 29, 2013

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011

	(Dollars In Thousands, Except Share Data)

Assets

Cash and amounts due from banks	$26,418	$7,893
Investment securities available for sale	233,304	228,543
Investment securities held to maturity (fair value 2012 - $30,924; 2011 - $38,679)	29,939	37,992
Loans receivable (net of allowance for loan losses 2012 - $4,146; 2011 - $5,027)	297,182	297,570
Real estate owned	5,347	3,092
Federal Home Loan Bank stock, at cost	758	1,271
Office properties and equipment, net	8,195	10,420
Bank-owned life insurance	14,168	10,794
Accrued interest receivable	1,650	1,879
Deferred tax asset, net	2,709	1,335
Other assets	3,926	3,025

Total Assets	$623,596	$603,814

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$39,301	$42,568
Interest-bearing	514,789	478,135
Total deposits	554,090	520,703
Federal Home Loan Bank short-term borrowings	—	8,045
Federal Home Loan Bank long-term borrowings	—	2,000
Advances from borrowers for taxes and insurance	661	636
Accrued interest payable and other liabilities	808	745
Total Liabilities	555,559	532,129

Commitments and contingencies

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,852,791 shares in 2012 and 3,994,073 shares in 2011	39	40
Additional paid-in capital	37,155	38,660
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,378)	(1,586)
Retained earnings	29,307	31,056
Accumulated other comprehensive income	2,914	3,515
Total Stockholders’ Equity	68,037	71,685

Total Liabilities and Stockholders’ Equity	$623,596	$603,814

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$15,682	$17,781
Mortgage-backed securities	2,997	3,900
Investment securities:
Taxable	2,120	1,756
Tax-exempt	608	630
Total Interest Income	21,407	24,067
Interest Expense
Deposits	5,396	7,035
Borrowings	35	119
Total Interest Expense	5,431	7,154
Net Interest Income	15,976	16,913
Provision for Loan Losses	6,496	1,860
Net Interest Income after Provision for Loan Losses	9,480	15,053
Non-Interest Income
Fees and service charges	1,175	1,210
Gain on sale of loans	-	49
Net gain on sales and calls of investment securities	259	194
Earnings on bank-owned life insurance	374	350
Other	36	6
Total Non-Interest Income	1,844	1,809
Non-Interest Expenses
Compensation and benefits	6,893	6,548
Occupancy and equipment	1,647	1,689
Data processing	879	958
FDIC insurance premiums	531	555
Office supplies	200	161
Professional fees	850	951
Advertising	148	164
Real estate owned, net	1,828	59
Other	1,419	1,291
Total Non-Interest Expenses	14,395	12,376
Income (loss) before Income Tax (Benefit) Expense	(3,071)	4,486

INCOME TAX (BENEFIT) EXPENSE	(1,322)	1,179
Net (Loss) Income	$(1,749)	$3,307

Per Share Data (Note 3):
Earnings (loss) per share – basic	$(0.46)	$0.83
Earnings (loss) per share – diluted	$(0.46)	$0.83

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011

Net (loss) income	$(1,749)	$3,307

Other Comprehensive Income (Loss):

Unrealized gain (loss) on securities net of tax expense (benefit) – 2012, ($215); 2011, $637	(446)	1,178

Less reclassification adjustment for realized gain on sale of securities (net) included in net income net of tax expense – 2012, $104; 2011, $78	(155)	(116)
Total Other Comprehensive Income (Loss)	(601)	1,062

Comprehensive Income (Loss)	$(2,350)	$4,369

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity
(Dollars in thousands)

Balance, January 1, 2011	$42	$40,962	$(1,794)	$27,749	$2,453	$69,412

Net income	-	-	-	3,307	-	3,307

Other comprehensive income	-	-	-	-	1,062	1,062

Common stock repurchased and cancelled (209,422 shares)	(2)	(2,595)	-	-	-	(2,597)
ESOP shares committed to be released (20,085 shares)	-	40	208	-	-	248
Stock-based compensation expense (restricted stock awards)	-	151	-	-	-	151
Stock-based compensation expense (stock options)	-	102	-	-	-	102

Balance, December 31, 2011	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	(1,749)	-	(1,749)

Other comprehensive loss	-	-	-	-	(601)	(601)

Common stock repurchased and cancelled (142,370 shares)	(1)	(1,865)	-	-	-	(1,866)
ESOP shares committed to be released (20,085 shares)	-	50	208	-	-	258
Stock-based compensation expense (restricted stock awards)	-	128	-	-	-	128
Stock-based compensation expense (stock options)	-	182	-	-	-	182

Balance, December 31, 2012	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:	(Dollars In thousands)
Net (loss) income	$(1,749)	$3,307
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	6,496	1,860
Depreciation expense	552	656
ESOP expense	258	248
Stock-based compensation expense	310	253
Deferred income taxes	(1,055)	(384)
Net earnings on bank-owned life insurance	(374)	(350)
Net gain on sales and calls of investment securities	(259)	(194)
Loans originated for sale	-	(1,750)
Proceeds from sale of loans	-	2,458
Gain on sale of loans	-	(49)
(Gain) loss on sale of real estate owned	(45)	21
Write-down on real estate owned	1,455	-
Net amortization of loan fees	152	29
Accretion of premium and discount on investment securities, net	(233)	(243)
Decrease in accrued interest receivable	229	146
(Increase) decrease in other assets	(901)	353
Increase in other liabilities	63	195
Net cash provided by operating activities	4,899	6,556
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	998	-
Proceeds from calls and maturities of investment securities available for sale	115,268	108,168
Proceeds from calls and maturities of investment securities held to maturity	32,880	47,407
Purchase of investment securities available for sale	(146,970)	(162,538)
Purchase of investment securities held to maturity	(25,005)	(47,977)
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(15,161)	(28,604)
Purchase of office properties and equipment	(527)	(140)
Principal repayments from investment securities	514	1,765
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	40,340	38,828
Net decrease (increase) in Federal Home Loan Bank stock	513	(151)
Proceeds from the sale of foreclosed real estate	744	402
Purchase of life insurance	(3,000)	(501)
Net (increase) decrease in loans receivable	(8,469)	17,289
Net cash used for investing activities	(7,875)	(26,052)
Cash Flows from Financing Activities:
Net increase in deposits	33,387	7,867
(Decrease) increase in Federal Home Loan Bank short-term borrowings	(8,045)	8,045
Repayment of Federal Home Loan Bank long-term borrowings	(2,000)	(5,000)
Increase in advances from borrowers for taxes and insurance	25	92
Repurchase of common stock	(1,866)	(2,597)
Net cash provided by financing activities	21,501	8,407
Increase (decrease) in cash and cash equivalents	18,525	(11,089)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,893	18,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,418	$7,893
Supplemental Cash Flow Disclosures:
Cash paid: Interest	$5,444	$7,192
Cash paid: Income taxes	$690	$1,507
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$2,209	$3,239
Transfer from office properties and equipment to real estate owned	$2,405	$-

Transfer from real estate owned to office properties and equipment	$205	$-

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

The Bank has established a Delaware corporation, COBK Investments, Inc. (formerly known as CB Delaware Investments, Inc.) whose purpose is to invest in and manage securities and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to invest in and manage real estate including foreclosed real estate.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Colonial Financial Services, Inc., its wholly-owned subsidiary, Colonial Bank, FSB and the Bank’s wholly-owned subsidiaries, COBK Investments, Inc. and Cohansey Bridge, LLC.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

The Bank is required to maintain average reserve balances in vault cash and with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2012 and 2011.

The Bank is required to maintain a minimum clearing balance with the Federal Reserve Bank.  At December 31, 2012 there was no clearing balance requirement.  At December 31, 2011 the clearing balance requirement was $50,000.

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

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  These securities are carried at estimated fair value, which is determined using published quotes where available.  If published quotes are not available, fair values are based on quoted market prices of comparable instruments.  Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income.  Realized gains and losses are included in the statements of operations and are determined based on the adjusted cost of the specific security sold.

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

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: multi-family, commercial real estate, commercial construction and land and commercial non-real estate financing.  Consumer loans consist of the following classes: 1-4 family residential mortgage loans, home equity loans and credit lines and other consumer loans.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans.  The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceeds the recorded investment in such loans.  Impaired loans are charged-off or an allowance is established to the estimated fair value if its carrying value exceeds its estimated fair value.

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

Management believes no impairment charge is necessary related to the FHLB stock at December 31, 2012 and 2011.

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in non-interest expense on the consolidated statement of operations.  Also included in real estate owned are properties originally acquired by the Bank for future expansion.

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

Bank-Owned Life Insurance

The Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees and directors.  The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for employees and $250,000 for directors.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Income from the increase in cash surrender value of the policies is included in non-interest income on the consolidated statements of operations.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Bank follows the policy of charging the costs of advertising to expense as incurred.

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  For performance based awards, compensation cost is recognized on a straight-line basis over the requisite service period if the goal is attained.  A black-sholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.  In general, the Company remains open to examination for tax years 2009 and after for federal and for tax years after 2008 for state.

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

Reclassifications

Certain items in the 2011 consolidated financial statements have been reclassified to conform to the presentation in the 2012 consolidated financial statements.  Such reclassifications did not have an impact on our financial position or results of operation.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

ASU No. 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities,” amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Comprehensive Income.  The amendments in this ASU are intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income in the same reporting  period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period.  The ASU is effective for public entities for reporting periods beginning after December 15, 2012, and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 – EARNINGS PER SHARE

There are no preferred securities which would affect the net (loss) income (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2012 and 2011, respectively, there were 473,230 and 187,298 anti-dilutive non-vested awards and options excluded from the computation of earnings per share.

	December 31,
	2012	2011
Net (Loss) Income	$(1,749,000)	$3,307,000
Weighted average common shares issued	3,960,438	4,145,034
Average unearned ESOP shares	(153,445)	(173,530)
Weighted average common shares outstanding – basic	3,806,993	3,971,504
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding – diluted	3,806,993	3,971,504
Earnings (loss) per share-basic	$(0.46)	$0.83
Earnings (loss) per share-diluted	$(0.46)	$0.83

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2012
U. S. Government obligations	$126,524	$692	$(163)	$127,053
Corporate debt obligations	6,603	151	(1)	6,753
Mutual funds	4,909	39	-	4,948
Municipal debt obligations	6,171	94	(9)	6,256
SBA pools	1,427	13	(1)	1,439
Mortgage-backed securities	32,340	2,411	(30)	34,721
Collateralized mortgage obligations	50,846	1,290	(2)	52,134
	$228,820	$4,690	$(206)	$233,304

December 31, 2011
U. S. Government obligations	$91,203	$354	$(4)	$91,553
Corporate debt obligations	9,573	293	(198)	9,668
Mutual funds	7,743	44	-	7,787
Municipal debt obligations	4,977	98	-	5,075
SBA pools	1,681	9	(3)	1,687
Mortgage-backed securities	48,355	3,513	(65)	51,803
Collateralized mortgage obligations	59,607	1,375	(12)	60,970
	$223,139	$5,686	$(282)	$228,543

Held to Maturity:
December 31, 2012
Corporate debt obligations	$1,192	$310	$-	$1,502
Municipal debt obligations	28,318	635	-	28,953
Mortgage-backed securities	429	40	-	469
	$29,939	$985	$-	$30,924

December 31, 2011
Corporate debt obligations	$1,191	$274	$-	$1,465
Municipal debt obligations	36,019	336	-	36,355
Mortgage-backed securities	782	77	-	859
	$37,992	$687	$-	$38,679

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at December 31, 2012 and 2011 have been issued by government agencies or government sponsored enterprises.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$24,458	$24,458	$11,064	$11,140
Due after one year through five years	1,480	1,802	60,474	61,013
Due after five year through ten years	1,695	1,873	72,772	72,958
Due thereafter	1,877	2,322	1,324	1,338
	29,510	30,455	145,634	146,449
Mortgage-backed securities and collateralized mortgage obligations	429	469	83,186	86,855
Total	$29,939	$30,924	$228,820	$233,304

At December 31, 2012 and 2011, $92.3 million and $63.1 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $275,000 and $16,000, respectively, for the year ended December 31, 2012, and $194,000 and $0, respectively, for the year ended December 31, 2011, were realized on sales and calls of available-for-sale investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$30,705	$163	$-	$-	$30,705	$163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Mortgage-backed securities	42	1	1,508	29	1,550	30
Collateralized mortgage obligations	706	1	287	1	993	2
Total	$33,589	$176	$1,795	$30	$35,384	$206

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2011	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
U. S. government obligations	$3,496	$4	$-	$-	$3,496	$4
Corporate debt obligations	2,350	117	895	81	3,245	198
SBA pools	-	-	166	3	166	3
Mortgage-backed securities	2,491	28	1,564	37	4,055	65
Collateralized mortgage obligations	1,740	12	-	-	1,740	12
Total	$10,077	$161	$2,625	$121	$12,702	$282

At December 31, 2012 and 2011, there were no held to maturity investments in an unrealized loss position.

At December 31, 2012, there were 27 securities in the less-than-twelve-months category and three securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 27 securities in the less-than-twelve months category for available-for-sale securities are (a) 16 U. S. government securities, 14 of which have been in a loss position for one month, one was in a loss position for three months and one was in a loss position for five months; (b) one corporate debt obligation which has been in a loss position for one month; (c) six municipal debt obligations, one of which had been in a loss position for two months and five which had been in a loss position for one month; (d) two SBA pools, both of which have been in a loss position for one month; (e) one mortgage-backed security which has been in a loss position for one month and (f) one collateralized mortgage obligation which has been in a loss position for one month.  Included in the three securities in the twelve-months-or-more category are (a) two mortgage-backed securities and (b) one collateralized mortgage obligation.

 At December 31, 2011, there were ten securities in the less-than-twelve-months category and five securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the ten securities in the less-than-twelve months category for available-for-sale securities are (a) two U. S. government securities which have been in a loss position for two months; (b) five corporate debt obligations, one of which has been in a loss position for six months, three which have been in a loss position for eight months and one which has been in a loss position for nine months; (c) one mortgage-backed security which has been in a loss position for three months and (d) two collateralized mortgage obligations, one of which has been in a loss position for one month and one which has been in a loss position for four months.  Included in the five securities in the twelve-months-or-more category are (a) one corporate debt obligation; (b) two SBA pools and (c) two mortgage-backed securities.

As of December 31, 2012 management believes that the estimated fair values of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell the investment securities prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2012 represents an other-than-temporary impairment.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2012 and 2011 consist of the following:

	2012	2011
	(In thousands)
Mortgage loans:
One-to-four family	$148,674	$141,013
Multi-family	397	102
Commercial	90,143	96,737
Construction and land	9,683	9,470
Home equity loans and credit lines	28,657	32,553
Commercial	23,345	21,890
Consumer	1,043	1,295
	301,942	303,060
Deferred loan fees	(614)	(463)
Allowance for loan losses	(4,146)	(5,027)
	$297,182	$297,570

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

Balance January 1, 2012	Transfers	Additions	Amounts Collected	Balance December 31, 2012
$3,432	-	$101	($492)	$3,041

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables set forth the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2012 and 2011 and the composition of the allowance for loan losses at December 31, 2012 and 2011:

	At or for the year ended December 31, 2012
	Real Estate
(In thousands)	One-to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo- cated	Total
Balance at beginning of period	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027
Charge-offs	(2,108)	-	(4,652)	(49)	(184)	(450)	(20)	-	(7,463)
Recoveries	43	-	-	-	2	33	8	-	86
Provision	1,537	(21)	3,359	153	345	109	14	1,000	6,496
Balance at end of period	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$93	$7	$1	$-	$101

Related to loans collectively evaluated for impairment	692	6	1,107	138	184	398	20	1,500	4,045
Total allowance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

	At or for the year ended December 31, 2011
	Real Estate
(In thousands)	One-to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo- cated	Total
Balance at beginning of period	$580	$27	$1,800	$65	$35	$406	$130	$500	$3,543
Charge-offs	(262)	-	(87)	(33)	(13)	-	(12)	-	(407)
Recoveries	18	-	-	-	-	6	7	-	31
Provision	884	-	687	2	92	301	(106)	-	1,860
Balance at end of period	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027

Allowance ending balance
Related to loans individually evaluated for impairment	$782	$-	$1,411	$-	$57	$384	$2	$-	$2,636

Related to loans collectively evaluated for impairment	438	27	989	34	57	329	17	500	2,391
Total allowance	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2012:

(In thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Mortgage loans:
One-to-four family	$7,456	$141,218	$148,674
Multi-family	-	397	397
Commercial	15,128	75,015	90,143
Construction and land	4,177	5,506	9,683
Home equity and credit lines	816	27,841	28,657
Commercial	3,126	20,219	23,345
Consumer	2	1,041	1,043
Total	$30,705	$271,237	$301,942

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2011:

(In thousands)	Individually evaluated for Impairment	Collectively evaluated for impairment	Total

Mortgage loans:
One-to-four family	$8,847	$132,166	$141,013
Multi-family	-	102	102
Commercial	14,920	81,817	96,737
Construction and land	4,273	5,197	9,470
Home equity and credit lines	1,225	31,328	32,553
Commercial	841	21,049	21,890
Consumer	21	1,274	1,295
Total	$30,127	$272,933	$303,060

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2012:

(In thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Mortgage loans:
One-to-four family	$135,692	$2,794	$1,523	$8,538	$127	$148,674
Multi-family	298	99	-	-	-	397
Commercial	67,072	12,195	897	9,979	-	90,143
Construction and land	4,310	813	-	4,560	-	9,683
Home equity and credit lines	28,019	-	60	578	-	28,657
Commercial	17,979	386	1,628	3,352	-	23,345
Consumer	889	87	59	8	-	1,043
Total	$254,259	$16,374	$4,167	$27,015	$127	$301,942

In 2012, a “watch” category was added to our internal classification rating system.  The watch category will categorize those loans that reflect risk traits of policy exceptions and documentation concerns that wouldn’t necessarily merit a more adverse rating.

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2011:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Mortgage loans:
One-to-four family	$131,352	$1,433	$8,228	$-	$141,013
Multi-family	-	102	-	-	102
Commercial	77,475	6,744	12,435	83	96,737
Construction and land	5,197	-	4,273	-	9,470
Home equity and credit lines	31,236	395	922	-	32,553
Commercial	18,386	2,663	841	-	21,890
Consumer	1,189	96	10	-	1,295
Total	$264,835	$11,433	$26,709	$83	$303,060

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2012:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Mortgage loans:
One-to-four family	$-	$-	$-	$-	$-
Multi-family	-	-	-	-	-
Commercial	-	-	-	-	-
Construction and land	-	-	-	-	-
Home equity and credit lines	93	93	93	92	2
Commercial	384	387	7	303	3
Consumer	2	6	1	8	1
Total	$479	$486	$101	$403	$6

With no related allowance recorded:
Mortgage loans:
One-to-four family	$7,456	$8,601	$-	$7,971	$312
Multi-family	-	-	-	-	-
Commercial	15,128	19,667	-	17,098	643
Construction and land	4,177	4,204	-	4,224	121
Home equity and credit lines	723	907	-	762	52
Commercial	2,742	3,043	-	2,733	3
Consumer	-	-	-	-	-
Total	$30,226	$36,422	$-	$32,788	$1,131

Total
Mortgage loans:
One-to-four family	$7,456	$8,601	$-	$7,971	$312
Multi-family	-	-	-	-	-
Commercial	15,128	19,667	-	17,098	643
Construction and land	4,177	4,204	-	4,224	121
Home equity and credit lines	816	1,000	93	854	54
Commercial	3,126	3,430	7	3,036	6
Consumer	2	6	1	8	1
Total	$30,705	$36,908	$101	$33,191	$1,137

In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (‘SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off.  As a result, reported loan charge-offs for the year ended December 31, 2012 includes the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures the extent of the impairment.  The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceed the recorded investment in such loans.  Impaired loans are charged-off or an allowance is established to the estimated fair value.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2011:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Mortgage loans:
One-to-four family	$4,665	$4,665	$782	$3,900	$117
Multi-family	-	-	-	-	-
Commercial	5,750	5,750	1,411	5,778	251
Construction and land	-	-	-	-	-
Home equity and credit lines	185	185	57	178	13
Commercial	841	841	384	268	10
Consumer	5	5	2	1	-
Total	$11,446	$11,446	$2,636	$10,125	$391

With no related allowance recorded:
Mortgage loans:
One-to-four family	$4,182	$4,182	$-	$2,857	$91
Multi-family	-	-	-	-	18
Commercial	9,170	9,170	-	7,795	386
Construction and land	4,273	4,273	-	4,552	156
Home equity and credit lines	1,040	1,040	-	747	34
Commercial	-	-	-	-	-
Consumer	16	16	-	16	1
Total	$18,681	$18,681	$-	$15,967	$668

Total
Mortgage loans:
One-to-four family	$8,847	$8,847	$782	$6,757	$208
Multi-family	-	-	-	-	-
Commercial	14,920	14,920	1,411	13,573	637
Construction and land	4,273	4,273	-	4,552	156
Home equity and credit lines	1,225	1,225	57	925	47
Commercial	841	841	384	268	10
Consumer	21	21	2	17	1
Total	$30,127	$30,127	$2,636	$26,092	$1,059

Loans are charged off when the loan is deemed uncollectible.  Loans that are not charged off are placed on non-accrual status when collection of principal or interest is considered doubtful.  Loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Non-performing assets and performing troubled debt restructurings (“TDR”) at December 31, 2012 and 2011 were as follows:

	2012	2011
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,553	$3,726
Multi-family	-	-
Commercial	6,889	1,645
Construction and land	325	383
Home equity loans and lines of credit	628	363
Commercial	2,742	36
Consumer	2	-
Total non-accrual loans	13,139	6,153

Accruing loans 90 days or more past due:
All loans	-	-
Total non-performing loans	13,139	6,153
Real estate owned	5,347	3,092
Total non-performing assets	$18,486	$9,245

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$4,246	$3,818
Multi-family	-	401
Commercial	8,240	13,184
Construction and land	3,841	1,253
Home equity loans and lines of credit	46	364
Commercial	384	750
Consumer	-	7
Total performing troubled debt restructurings	16,757	19,777
Total non-performing assets and performing troubled debt restructurings	$35,243	$29,022

Ratios:
Total non-performing loans to total loans	4.35%	2.03%
Total non-performing loans to total assets	2.11%	1.02%
Total non-performing assets to total assets	2.96%	1.53%

At December 31, 2012, nonaccrual loans amounted to $13.1 million consisting of 23 one-to four-family residential dwelling units, ten commercial properties, two construction loans, nine home equity loans, three non-mortgage commercial loans and one consumer loan.  Included in the December 31, 2012 nonaccrual amounts are ten TDRs in the amount of $9.0 million.  They consist of three one-to four-family residential dwelling units, five commercial real estate properties and 2 non-mortgage commercial loans.  At December 31, 2011, nonaccrual loans amounted to $6.2 million consisting of 26 one- to four-family residential dwelling units, five commercial properties, two construction loans, seven home equity loans and one non-mortgage commercial loan.  There are no TDRs included in the December 31, 2011 nonaccrual amounts.  The Bank had no loan balances past due 90 days or more and still accruing interest at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, all nonaccrual loans were individually evaluated for impairment.

At December 31, 2012, the Bank had 21 properties in real estate owned totaling $5.3 million, which is net of an allowance for losses of $1.5 million, consisting of ten one- to four-family dwelling units, five commercial properties and six vacant lots.  Included in other real estate owned at December 31, 2012 is improved land for future branch expansion that was transferred from office properties and equipment in the amount of $2.4 million.  At December 31, 2011, the Bank had 7 properties in real estate owned totaling $3.1 million with no allowance for losses consisting of three one- to four-family dwelling units, three commercial properties and one vacant lot.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 2012, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Bank had 46 loans totaling $16.8 million that were considered troubled debt restructurings and classified as impaired.  Fourteen of the loans are commercial real estate, construction and land and multi-family loans with a recorded investment of $12.1 million, thirty are one-to four-family loans with a recorded investment of $4.3 million, one is a home equity loan with a recorded investment of $46,000 and one is a non-mortgage commercial loan with a recorded investment of $384,000.

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

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2012 and all were rate modifications:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	13	$2,116	$2,116
Commercial	3	2,271	2,271
Home equity loans and lines of credit	1	46	46
Total	17	$4,433	$4,433

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2011 and all were rate modifications:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	20	$3,737	$3,737
Commercial	1	285	285
Commercial	5	750	750
Total	26	$4,772	$4,772

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2012:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$451
Commercial	1	384
Total	4	$835

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2011:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
Commercial	1	$283
Consumer	1	7
Total	2	$290

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The follow tables present the classes of the loan portfolio summarized by the past due status at December 31, 2012 and 2011:

At December 31, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674	$-
Multi-family	-	-	-	-	397	397	-
Commercial	2,288	593	1,432	4,313	85,830	90,143	-
Construction and land	-	-	325	325	9,358	9,683	-
Home equity loans and credit lines	38	169	628	835	27,822	28,657	-
Commercial	-	384	75	459	22,886	23,345	-
Consumer and other	1	2	2	5	1,038	1,043	-
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942	$-

At December 31, 2011 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,810	$141,013	$-
Multi-family	-	-	-	-	102	102	-
Commercial	1,993	162	1,645	3,800	92,937	96,737	-
Construction and land	-	89	383	472	8,998	9,470	-
Home equity loans and credit lines	48	150	363	561	31,992	32,553	-
Commercial	588	-	36	624	21,266	21,890	-
Consumer and other	82	5	-	87	1,208	1,295	-
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2012 and 2011 are summarized by major classification as follows:

	Estimated Useful Life in Years	2012	2011
		(In thousands)

Land	Indefinite	$1,705	$4,156
Buildings	25	8,777	8,354
Furniture, Fixtures and equipment	3 – 7	3,229	3,266
		13,711	15,776
Accumulated depreciation		(5,516)	(5,356)
		$8,195	$10,420

In the second quarter of 2012, the Company transferred $2.4 million of improved land for future branch expansion from fixed assets to real estate owned.

NOTE 7 - DEPOSITS

Deposits at December 31, 2012 and 2011 consist of the following major classifications (dollars in thousands):

	2012		2011
	Amount	Average Rate	Amount	Average Rate
Certificates of deposit:
0.00% - 2.00%	$79,966	0.85%	$93,975	1.18%
2.01% - 4.00%	40,173	2.82	44,787	2.79
4.01% - 6.00%	3,432	4.95	8,816	4.95
Total certificates of deposit	123,571	1.60	147,578	1.89

Non-interest bearing demand	39,301	-	42,568	-
NOW	168,150	0.82	115,169	0.97
Super NOW	44,548	0.54	39,198	0.82
Savings	106,469	0.65	105,045	1.26
Money market deposit	72,051	0.63	71,145	0.87
	$554,090	0.86%	$520,703	1.19%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

A summary of certificates of deposit by maturity at December 31, 2012 is as follows (in thousands):

2013	$54,753
2014	27,018
2015	15,627
2016	11,173
2017	12,346
Thereafter	2,654
$123,571

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $44.9 million and $55.2 million at December 31, 2012 and 2011, respectively.

A summary of interest expense on deposits for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
NOW and Super NOW	$1,633	$1,490
Savings	774	1,380
Money market demand	532	778
Certificates of deposit	2,457	3,387
	$5,396	$7,035

At December 31, 2012 and 2011, the Company held deposits for related parties of approximately $3.8 million and $4.3 million, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

Federal Home Loan Bank (FHLB) borrowings at December 31 are as follows:

Maturity	Interest Rate	2012	2011
		(In thousands)
January 3, 2012	0.31%	-	8,045
October 22, 2012	2.12%	-	2,000
		$-	$10,045

At December 31, 2012, the Bank had a borrowing capacity of 30% of assets or $187.3 million available from the FHLB of New York, of which nothing was outstanding.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2012 and 2011, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

The income tax provision (benefit) consists of the following for the years ended December 31:

	2012	2011
	(In thousands)
Current:
Federal	$(269)	$1,560
State	2	3
Total current	$(267)	$1,563

Deferred	(1,055)	(384)
Total	$(1,322)	$1,179

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax (benefit) expense included in the consolidated statements of operations for the years ended December 31 is as follows (dollars in thousands):

	2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income tax at statutory rate	$(1,044)	(34.0)%	$1,525	34.0%
State tax, net of federal benefit	(58)	(1.9)%	(98)	(2.2)%
Tax exempt income	(188)	(6.1)%	(188)	(4.2)%
Life insurance income	(127)	(4.1)%	(119)	(2.7)%
Other	95	3.1%	59	1.4%
Total	$(1,322)	(43.0)%	$1,179	26.3%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Deferred loan fees	$245	$185
Allowance for loan losses	1,656	2,008
Securities impairment	125	125
State net operating loss carryforwards	853	471
Capital loss carryforwards	476	503
Deferred compensation	137	83
Nonaccrual interest adjustment	36	159
Allowance for REO losses	581	-
Depreciation	197	-
Other	95	-
Total deferred tax assets	4,401	3,534

Valuation allowance	(122)	(398)

Deferred tax liabilities:
Depreciation	-	108
Net unrealized gain on securities available for sale	(1,570)	(1,889)
Other	-	(20)
Total deferred tax liabilities	(1,570)	(1,801)
Net Deferred Tax Asset	$2,709	$1,335

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

The Company has New Jersey state net operating loss carryforwards of approximately $14.4 million of which $5.5 million expires from 2014 through 2015 and the balance expires from 2029 through 2032.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.  At December 31, 2012, the Company recorded a valuation allowance of approximately $55,000 against the deferred tax asset attributable to the New Jersey state net operating loss carryover.

The Company has federal capital loss carryforwards of approximately $1.2 million expiring from 2013 through 2015.  Capital losses may be carried back three years and carried forward five succeeding years.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.  The Company has state capital loss carryforwards of $1.1 million.  At December 31, 2012, the Company has recorded a full valuation allowance of $67,000 for the state capital loss carryforwards.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing three months of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan.  After one year of service the Bank will match one hundred percent of the first one percent and fifty percent of the next five percent or a maximum of three and one-half percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2012 and 2011 were $117 thousand and $89 thousand, respectively.

The Bank has an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirements as defined in the plan.  In 2005, the ESOP trust acquired 156,399 shares of common stock in the initial public offering using proceeds of a loan from the Company.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over fifteen years.  The loan is secured by the shares of the stock purchased.

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

As the debt is repaid, shares are released from the collateral account and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $258 thousand and $248 thousand for the years ended December 31, 2012 and 2011, respectively.  The following table presents the components of the ESOP shares:

	December 31,
	2012	2011
Shares released for allocation	114,784	94,699
Unreleased shares	133,415	153,500
Total ESOP shares	248,199	248,199
Fair value of unreleased shares	$1,747,737	$1,912,610

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION

In 2006, Board of Directors of Colonial Bankshares, Inc. approved the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan (the “2006 Plan”).  In 2011, the Board of Directors of Colonial Financial Services, Inc. approved the Colonial Financial Services, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the Company may grant options to purchase 208,247 shares of Company stock and may grant 83,300 shares of common stock as restricted stock awards.  Under the 2011 Plan, the Company may grant options to purchase 229,500 shares of Company stock and may grant 91,800 shares of common stock as restricted stock awards.

Both plans enable the Board of Directors to grant stock options to executives, other key employees and nonemployee directors.  The options granted under both plans may be either non-qualified stock options (NQOs) or incentive stock options (ISOs).  Only NQOs may be granted to nonemployee directors under this plan and ISOs may be granted to employees.  No grants may be made more than ten years after adoption of the respective plans.  Options may not be granted with an exercise price that is less than 100% of the fair market value of the Company’s common stock on the date of grant.  Options may not be granted with a term longer than 10 years.  Stock options granted under the plans are subject to limitations under Section 422 of the Internal Revenue Code.  The number of shares available under the plans, the number of shares subject to outstanding options and the exercise price of outstanding options will be adjusted to reflect any stock dividend, stock split, merger, reorganization or other event generally affecting the number of the Company’s outstanding shares.

On October 19, 2006, 83,300 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $13.27 per share.  The restricted time-based stock grants awarded vest 20% annually beginning October 19, 2007.  On January 20, 2011, 3,268 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $12.00 per share and vest 33% annually beginning January 20, 2012.  On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per shares and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  During the years ended December 31, 2012 and 2011, $127 thousand and $151 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  The tax benefits recognized related to such stock-based compensation was $43 thousand and $51 thousand for the years ended December 31, 2012 and 2011.    At December 31, 2012, there was $13,000 of unrecognized compensation expense related to the restricted stock awards granted on January 20, 2011 which is expected to be recognized over a period of 1.00 year.  At December 31, 2012, there was $915,000 of unrecognized compensation expense related to the restricted stock awards granted on January 2, 2012 which is expected to be recognized over a period of 4.00 years. At December 31, 2012, there were 25,100 restricted time-based stock grants and 5 performance-based stock grants unawarded.

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2012	3,268	$12.00
Granted	91,790	12.46
Forfeited	-	-
Vested	1,088	12.00
Restricted stock, December 31, 2012	93,970	$12.45

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2011	15,039	$13.27
Granted	3,268	12.00
Forfeited	-	-
Vested	15,039	13.27
Restricted stock, December 31, 2011	3,268	$12.00

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (CONTINUED)

On October 19, 2006, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007 and expire in 2016.  On January 20, 2011, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  On January 2, 2012, options to purchase 194,600 shares of common stock at $12.46 per share were awarded.  The options awarded vest 20% annually beginning January 2, 2013 and expire in 2022.  The following is a summary of the Company’s stock option activity for the years ended December 31, 2012 and 2011:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	184,660	$13.22
Granted	194,600	12.46
Exercised	-	-
Forfeitures	-	-
Outstanding at December 31, 2012	379,260	$12.85
Exercisable at December 31, 2012	179,108	$13.27

	Options (as adjusted)	Weighted Average Exercise Price (as adjusted)
Outstanding at January 1, 2011	176,332	$13.27
Granted	8,328	12.00
Exercised	-	-
Forfeitures	-	-
Outstanding at December 31, 2011	184,660	$13.22
Exercisable at December 31, 2011	176,332	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $4.03 per option.  Weighted average contractual term of options outstanding and exercisable were 3.75 years at December 31, 2012, and 4.75 years at December 31, 2011.  The following weighted average assumptions were used for pricing the options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 8.00 years at December 31, 2012 and 9.00 years at December 31, 2011.  The following weighted average assumptions were used for pricing the options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The options outstanding had no aggregate intrinsic value at December 31, 2012 and 2011, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2012 and 2011 was $182 thousand and $102 thousand, respectively, with a related tax benefit of $62 thousand and $35 thousand, respectively.  At December 31, 2012, there was $14,000 of unrecognized compensation cost related to stock options granted on January 20, 2011 and $676,000 of unrecognized compensation cost related to stock options granted on January 2, 2012.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011
	(In thousands)
Commitments to grant loans	$7,519	$4,635
Unfunded commitments under lines of credit	19,632	16,483
Standby letters of credit	2,013	2,222
	$29,164	$23,340

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

Unfunded commitments under lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes residential or commercial real estate.  The overdraft protection lines and the commercial unsecured lines of credit total approximately $2.0 million and usually do not contain specified maturity dates and may not be drawn upon to the extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability at December 31, 2012 and 2011 for guarantees under letters of credit is not material.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)
As of December 31, 2012:
Tangible Capital (to Adjusted Tangible Assets)	$62,023	10.00%	$	>9,305	>1.50%		N/A	N/A
Core Capital (to Adjusted Total Assets)	62,023	10.00%		>24,812	>4.00%	$	>31,015	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,023	19.30%		N/A	N/A		>19,284	>6.00%
Total Capital (to Risk-Weighted Assets)	66,062	20.55%		>25,712	>8.00%		>32,140	>10.00%

As of December 31, 2011:
Tangible Capital (to Adjusted Tangible Assets)	$64,609	10.82%	$	>8,954	>1.50%		N/A	N/A
Core Capital (to Adjusted Total Assets)	64,609	10.82%		>23,878	>4.00%	$	>29,848	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	64,609	17.82%		N/A	N/A		>20,119	>6.00%
Total Capital (to Risk-Weighted Assets)	67,019	19.99%		>26,825	>8.00%		>33,532	>10.00%

Office of the Comptroller of the Currency regulations imposes limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Total equity capital	$64,937	$68,124
Less:
Net unrealized gain on available-for-sale securities	2,914	3,515
Tier I Capital	$62,023	$64,609

Allowance for loan losses includable in Tier 2 capital	4,021	2,390
Unrealized gains on available-for-sale mutual funds (equity securities)	18	20
Total risk-based capital	$66,062	$67,019

In accordance with OTS regulations, at the time of the mutual-to-stock conversion, the Company substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The Bank established a parallel liquidation account to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

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

FASB ASC Topic 820 “Fair Value Measurement” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$127,053	$-	$127,053	$-
Corporate debt obligations	6,753	-	6,753	-
Mutual funds	4,948	4,948	-	-
Municipal debt obligations	6,256	-	6,256	-
SBA pools	1,439	-	1,439	-
Mortgage-backed securities	34,721	-	34,721	-
Collateralized mortgage obligations	52,134	-	52,134	-
Securities available-for-sale	$233,304	$4,948	$228,356	$-

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$91,553	$-	$91,553	$-
Corporate debt obligations	9,668	-	9,668	-
Mutual funds	7,787	7,787	-	-
Municipal debt obligations	5,075	-	5,075	-
SBA pools	1,687	-	1,687	-
Mortgage-backed securities	51,803	-	51,803	-
Collateralized mortgage obligations	60,970	-	60,970	-
Securities available-for-sale	$228,543	$7,787	$220,756	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$14,879	$-	$-	$14,879
Real estate owned	$3,217	$-	$-	$3,217

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$8,810	$-	$-	$8,810
Real estate owned	$276	$-	$-	$276

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2012:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$14,879	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -35.0% (-30.0%)

Real estate owned	$3,217	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses, which is presented above as a percent of the appraisal.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at December 31, 2012 and 2011:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2012 and 2011, the fair value consists of loan balances of $479,000 and $11.4 million, respectively, net of valuation allowances of $101,000 and $2.6 million, respectively, and loan balances of $20.6 million and $0, respectively, net of partial charge-offs of $6.1 million and $0, respectively.

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

The estimated fair value of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
Mortgage-backed securities held-to-maturity	429	-	469		469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
ASSETS	(In thousands)

Cash and cash equivalents	$1,171	$1,512
Equity investment in Colonial Bank, FSB	64,938	68,125
Loan receivable – ESOP	1,548	1,740
Other assets	380	308
Total Assets	$68,037	$71,685

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$68,037	$71,685

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
	(In thousands)
Interest income	$91	$101
Equity in (loss) earnings of Colonial Bank, FSB	(1,519)	3,502
Total (loss) income	(1,428)	3,603
General, administrative and other expenses	321	296
Net (loss) income	$(1,749)	$3,307

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(1,749)	$3,307
Share-based compensation expense	310	253
Equity in undistributed loss (earnings) Colonial Bank, FSB	1,519	(3,502)
Increase in cash from ESOP loan repayment	192	183
Dividend received	1,325	-
Increase in other assets	(72)	(57)
Net cash from operating activities	1,525	184
Cash flows from financing activities:
Repurchase and retirement of common stock	(1,866)	(2,597)
Net cash used in financing activities	(1,866)	(2,597)
Net decrease in cash and cash equivalents	(341)	(2,413)
Cash and cash equivalents at beginning of period	1,512	3,925
Cash and cash equivalents at end of period	$1,171	$1,512

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.  Certain balances may not cross foot due to rounding.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2012
Total interest income	$5,120	$5,314	$5,388	$5,585
Total interest expense	1,224	1,291	1,450	1,466
Net interest income	3,896	4,023	3,938	4,119
Provision for loan losses	1,424	329	3,495	1,248
Net interest income after provision for loan losses	2,472	3,694	443	2,871
Total non-interest income	474	425	399	546
Total non-interest expense	4,675	3,428	3,201	3,091
Income (loss) before income taxes	(1,729)	691	(2,359)	326
Income taxes	(769)	216	(847)	78
Net income (loss)	$(960)	$475	$(1,512)	$248
Basic earnings (loss) per share	$(0.26)	$0.13	$(0.40)	$0.06
Diluted earnings (loss) per share	$(0.26)	$0.12	$(0.40)	$0.06

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2011
Total interest income	$5,722	$6,223	$6,032	$6,090
Total interest expense	1,605	1,724	1,902	1,923
Net interest income	4,117	4,499	4,130	4,167
Provision for loan losses	666	398	480	316
Net interest income after provision for loan losses	3,451	4,101	3,650	3,851
Total non-interest income	502	485	405	417
Total non-interest expense	2,788	3,179	3,275	3,134
Income before income taxes	1,165	1,407	780	1,134
Income taxes	236	426	198	319
Net income	$929	$981	$582	$815
Basic earnings per share	$0.24	$0.24	$0.15	$0.20
Diluted earnings per share	$0.24	$0.24	$0.15	$0.20

STOCK HOLDER INFORMATION

Annual Meeting	Transfer Agent

The Annual Meeting of Stockholders will be held at 3:00 p.m. on May 16, 2013 at the main office, 2745 S. Delsea Drive, Vineland, New Jersey 08360.	Registrar and Transfer Company 10 Commerce Drive Cranford, New Jersey 07016

Stock Listing
If you have any questions concerning your stockholder account, please call our transfer agent, noted above, at (800) 368-5948.  This is the number to call if you require a change of address, records or information about lost certificates.

The Company’s Common Stock trades on the Nasdaq Global Market System under the symbol “COBK”

Special Counsel	Annual Report on Form 10-K

Luse Gorman Pomerenk & Schick, P.C. 5335 Wisconsin Avenue, N.W., Suite 780 Washington, D.C. 20015
A copy of the Company’s Form 10-K for the fiscal year ended December 31, 2012, will be furnished without charge to stockholders upon written request to the Secretary, Colonial Financial Services, Inc., 2745 S. Delsea Drive, Vineland, New Jersey 08360.

Independent Registered Public Accounting Firm

ParenteBeard LLC 1650 Market Street Suite 4500 Philadelphia, Pennsylvania 19103

DIRECTORS AND OFFICERS

Directors		Officers

Albert A. Fralinger, Jr. Chairman of the Board Chairman and Chief Financial Officer, Fralinger Engineering	Edward J. Geletka President and Chief Executive Officer, Colonial Bank, FSB	Edward J. Geletka President and Chief Executive Officer

Gregory J. Facemyer, CPA Vice Chairman of the Board Self-Employed Certified Public Accountant	Hugh McCaffrey Owner, Southern New Jersey Steel Company	L. Joseph Stella, III, CPA Executive Vice President and Chief Financial Officer

John Fitzpatrick, CPA President, Premier Accounting Services, PC	John J. Bailey Senior Vice President, Union Center National Bank	William F. Whelan Executive Vice President and Chief Operations Officer

Paul J. Ritter, III President and CEO Cumberland Insurance Group		Richard W. Dapp Senior Vice President and Chief Lending Officer

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2012 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	473,230	$12.78	60,005
Equity compensation plans not approved by security holders	N/A		N/A

Total	473,230	$12.78	60,005

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (11)
3.2	Bylaws of Colonial Financial Services, Inc. (11)
3.3	Articles of Amendment to Articles of Incorporation (11)
4	Form of Common Stock Certificate (11)
10.1	[reserved]*
10.2	Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan * (1)
10.3	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) *(2)
10.4	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Employees) *(2)
10.5	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) *(2)
10.6	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) *(2)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka *(3)
10.8	Employment Agreement By and Between Colonial Bank, FSB and L. Joseph Stella, III *(4)
10.9	Employment Agreement By and Between Colonial Bank, FSB and William F. Whelan *(5)
10.10	Amended and Restated Employment Agreement with Edward J. Geletka *(6)
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III *(7)
10.12	Amended and Restated Employment Agreement with William F. Whelan *(8)
10.13	Bonus Plan, including amendments *(9)
10.14	Colonial Bank, FSB Director Retirement Plan * (13)
10.15	Colonial Bank, FSB 2011 Director Deferred Fee Plan * (14)
10.16	Colonial Bank, FSB Group Term Replacement Plan * (15)
10.17	Colonial Bank, FSB Director Supplemental Life Insurance Plan * (16)
10.18	Colonial Bank, FSB 2011 Executive Retirement Incentive Plan * (17)
10.19	Colonial Financial Services, Inc. 2011 Equity Incentive Plan *(12)
10.20	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) * (18)
10.21	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Employees) * (19)
10.22	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Outside Directors) * (20)
10.23	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Employees) * (21)
10.24	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Outside Directors) * (22)
10.25	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Employees) * (23)
14	Code of Ethics (10)
21	Subsidiaries of Registrant (11)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements**

*             Denotes management contract or compensatory plan or arrangement
**           Furnished, not filed.
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
(13)
Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2012

(14)
Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2012

(15)
Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2012

(16)
Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2012

(17)
Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 30, 2012

(18)
Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(19)
Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(20)
Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(21)
Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(22)
Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(23)
Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(24)
Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(25)
Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

(26)
Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2011 of Colonial Financial Services, Inc. (File no. 001-34817), originally filed with the Securities and Exchange Commission on March 29, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.

Date: March 29, 2013	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013
Edward J. Geletka

/s/ L. Joseph Stella, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013
L. Joseph Stella, III

/s/ Albert A. Fralinger, Jr.	Chairman of the Board	March 29, 2013
Albert A. Fralinger, Jr.

/s/ Gregory J. Facemyer	Vice Chairman of the Board	March 29, 2013
Gregory J. Facemyer

/s/ John J. Bailey	Director	March 29, 2013
John J. Bailey

/s/ John Fitzpatrick	Director	March 29, 2013
John Fitzpatrick

/s/ Hugh J. McCaffery	Director	March 29, 2013
Hugh J. McCaffery

/s/ Paul J. Ritter, III	Director	March 29, 2013
Paul J. Ritter, III