Form 10-Q
period 2013-03-31
Colonial Financial Services, Inc.
filed 2013-05-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _____________________________________

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

As of May 13, 2013, 3,853,058 shares of common stock, par value $0.01 per share

PART I             FINANCIAL INFORMATION
Item 1.     Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2013	December 31, 2012

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$6,569	$26,418
Investment securities available for sale	264,538	233,304
Investment securities held to maturity (fair value at March 31, 2013 - $28,514; at December 31, 2012 - $30,924)	27,467	29,939
Loans receivable, net of allowance for loan losses of $4,079 at March 31, 2013 and $4,146 at December 31, 2012	297,479	297,182
Real estate owned	5,379	5,347
Federal Home Loan Bank stock, at cost	1,138	758
Office properties and equipment, net	8,127	8,195
Bank-owned life insurance	14,275	14,168
Accrued interest receivable	1,756	1,650
Other assets	6,489	6,635
Total Assets	$633,217	$623,596

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$41,762	$39,301
Interest-bearing	513,174	514,789
Total deposits	554,936	554,090
Federal Home Loan Bank short-term borrowings	8,460	-
Advances from borrowers for taxes and insurance	714	661
Accrued interest payable and other liabilities	1,075	808
Total Liabilities	565,185	555,559

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,853,058 shares at March 31, 2013 and 3,852,791 shares at December 31, 2012	39	39
Additional paid-in capital	37,099	37,155
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,378)	(1,378)
Retained earnings	29,804	29,307
Accumulated other comprehensive income	2,468	2,914
Total Stockholders’ Equity	68,032	68,037
Total Liabilities and Stockholders’ Equity	$633,217	$623,596

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,588	$4,074
Mortgage-backed securities	504	849
Investment securities: Taxable	505	495
Investment securities: Tax-exempt	116	167
Total Interest Income	4,713	5,585

Interest Expense
Deposits	1,078	1,455
Borrowings	-	11
Total Interest Expense	1,078	1,466
Net Interest Income	3,635	4,119

Provision for Loan Losses	42	1,248
Net Interest Income after Provision for Loan Losses	3,593	2,871

Non-Interest Income
Fees and service charges	348	291
Net gain on sales and calls of investment securities	51	166
Earnings on life insurance	107	86
Other	9	3
Total Non-Interest Income	515	546

Non-Interest Expenses
Compensation and benefits	1,764	1,715
Occupancy and equipment	406	376
Data processing	237	198
FDIC insurance premium	131	110
Office supplies	45	41
Professional fees	215	227
Advertising and promotions	33	43
Real estate owned, net	213	34
Other	388	347
Total Non-Interest Expenses	3,432	3,091
Income before Income Tax Expense	676	326

Income Tax expense	179	78
Net Income	$497	$248

Per Share Data (See Note 3):
Earnings per share – basic	$0.13	$0.06
Earnings per share – diluted	$0.13	$0.06
Weighted average number of shares outstanding – basic	3,720,086	3,825,534
Weighted average number of shares outstanding – diluted	3,744,024	3,825,534

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
	2013	2012

	(Dollars in thousands)

Net income	$497	$248

Other Comprehensive Income (Loss):

Unrealized loss on securities net of tax (benefit) – 2013, (219) ; 2012, (226)	(415)	(415)

Less reclassification adjustment for realized gain on sale of securities (net) included in net income net of tax expense – 2013, (20); 2012, (68)	(31)	(98)
Total Other Comprehensive (Loss)	(446)	(513)

Comprehensive Income (Loss)	$51	$(265)

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu -lated Other Compre- hensive Income	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net income	-	-	-	-	497	-	497

Other comprehensive loss	-	-	-	-	-	(446)	(446)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)

Stock-based compensation expense (restricted stock awards)	10,267	-	32	-	-	-	32

Stock-based compensation expense (stock options)	-	-	46	-	-	-	46

Balance, March 31, 2013	3,853,058	$39	$37,099	$(1,378)	$29,804	$2,468	$68,032

Balance, January 1, 2012	3,994,073	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net income	-	-	-	-	248	-	248

Other comprehensive loss	-	-	-	-	-	(513)	(513)

Stock-based compensation expense (restricted stock awards)	1,088	-	60	-	-	-	60

Stock-based compensation expense (stock options)	-	-	48	-	-	-	48

Balance, March 31, 2012	3,995,161	$40	$38,768	$(1,586)	$31,304	$3,002	$71,528

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:

Net income	$497	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	42	1,248
Depreciation expense	138	154
Stock-based compensation expense	78	108
Net earnings on bank-owned life insurance	(107)	(86)
Net amortization of loan costs	299	14
Net gain on sales and calls of investment securities	(51)	(166)
Net gain on the sale of real estate owned	(13)	(31)
Write-down of real estate owned	140	-
Amortization of premium (accretion of discount) on investment securities, net	8	(54)
Increase in accrued interest receivable	(106)	(194)
Decrease (increase) in other assets	146	(682)
Increase in accrued interest payable and other liabilities	267	47
Net cash provided by operating activities	1,338	606
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	-	998
Proceeds from calls and maturities of investment securities available-for-sale	26,894	22,968
Proceeds from calls and maturities of investment securities held-to-maturity	11,131	1,495
Purchase of investment securities available-for-sale	(56,230)	(48,480)
Purchase of investment securities held-to-maturity	(8,674)	(290)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(12,563)	(3,001)
Purchase of office properties and equipment	(70)	(38)
Principal repayments from investment securities	119	313
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	10,158	11,622
Net (increase) decrease of Federal Home Loan Bank stock	(380)	362
Proceeds from the sale of real estate owned	182	296
Net (increase) decrease in loans receivable	(979)	1,615
Net cash used in investing activities	(30,412)	(12,140)
Cash Flows from Financing Activities:
Net increase in deposits	846	43,209
Repayment in Federal Home Loan Bank short-term borrowings	-	(8,045)
Proceeds from Federal Home Loan Bank short-term borrowings	8,460	-
Increase in advances from borrowers for taxes and insurance	53	75
Common stock repurchased	(134)	-
Net cash provided by financing activities	9,225	35,239
(Decrease) increase in cash and cash equivalents	(19,849)	23,705
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,418	7,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,569	$31,598

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$1,084	$1,470
Income taxes	$-	$260

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$341	$399

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three months ended March 31, 2013 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.  The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

For comparative purposes, prior periods’ consolidated financial statements have been reclassified when necessary to conform to report classifications of the current year.  The reclassifications had no effect on net income.

The Company has evaluated subsequent events for potential recognition and/or disclosure in this Quarterly Report on Form 10-Q through the date these consolidated financial statements were issued.

2.	Recent Accounting Pronouncements

In January 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.  The amendments in this update are effective during interim and annual periods beginning on or after January 1, 2013.  An entity should provide the required disclosure retrospectively for all comparative periods presented.  The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.  For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2013 and 2012 is $497,000 and $248,000, respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At March 31, 2013 and 2012, there were 0 and 473,230 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended March 31,
	2013	2012
Net income	$497,000	$248,000

Weighted average common shares issued	3,853,501	3,979,034
Average unearned ESOP shares	(133,415)	(153,500)
Weighted average common shares outstanding-basic	3,720,086	3,825,534
Effect of dilutive non-vested shares and stock options outstanding	23,938	-
Weighted average common shares outstanding-diluted	3,744,024	3,825,534
Basic earnings per share	$0.13	$0.06
Diluted earnings per share	$0.13	$0.06

4.             Stock-Based Compensation

At March 31, 2013, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three months ended March 31, 2013 and 2012, $3,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000.  As of March 31, 2013, there was $10,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of .75 years.

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  For the three months ended March 31, 2013 and 2012, $29,000 and $57,000 in compensation expense was recognized in regard to these restricted stock awards, respectively with a related tax benefit of $10,000 and $19,000, respectively.  For the three months ended March 31, 2013, there was no expense recorded for the performance-based awards.  As of March 31, 2013, there was $886,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.75 years.

A summary of the status of the shares under the two Plans as of March 31, 2013 and changes during the three months ended March 31, 2013 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, January 1, 2013	93,970	$12.45
Granted	-	-
Forfeitures	-	-
Vested	10,267	12.41
Restricted stock, end of period	83,703	$12.44

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 3.50 years at March 31, 2013 and 4.50 years at March 31, 2012.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 7.75 years at March 31, 2013 and 8.75 years at March 31, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three months ended March 31, 2013, was $3,000 with a related tax benefit of $1,000.  As of March 31, 2013, there was approximately $11,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 0.75 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three months ended March 31, 2012, was $3,000 with a related tax benefit of $1,000.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 8.75 years at March 31, 2013.  Stock-based compensation expense related to stock options granted in 2012 for the three months ended March 31, 2013, was $43,000 with a related tax benefit of $14,000.  As of March 31, 2013, there was approximately $634,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 3.75 years.

A summary of the status of the Company’s stock options under the two plans as of March 31, 2013 and changes during the three months ended March 31, 2013 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2013	379,260	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	-	-
Options outstanding, end of period	379,260	$12.85
Exercisable at end of period	220,804	$13.10

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP”) for substantially all of its full-time employees.  The ESOP trust initially purchased 156,399 shares of common stock.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the common stock purchased.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $67,000 for the three months ended March 31, 2013 and $62,000 for the three months ended March 31, 2012, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2013	March 31, 2012
Shares released for allocation	114,784	94,699
Unreleased shares	133,415	153,500
Total ESOP shares	248,199	248,199

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.5 million of standby letters of credit outstanding as of March 31, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.            Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
March 31, 2013
U. S. Government obligations	$158,980	$569	$(120)	$159,429
Corporate debt obligations	5,606	171	-	5,777
Mutual fund	3,320	35	-	3,355
Municipal debt obligations	5,662	91	(12)	5,741
SBA pools	1,381	10	(2)	1,389
Mortgage-backed securities	27,748	2,094	(1)	29,841
Collateralized mortgage obligations	58,042	1,089	(125)	59,006
	$260,739	$4,059	$(260)	$264,538

December 31, 2012
U. S. Government obligations	$126,524	$692	$(163)	$127,053
Corporate debt obligations	6,603	151	(1)	6,753
Mutual fund	4,909	39	-	4,948
Municipal debt obligations	6,171	94	(9)	6,256
SBA pools	1,427	13	(1)	1,439
Mortgage-backed securities	32,340	2,411	(30)	34,721
Collateralized mortgage obligations	50,846	1,290	(2)	52,134
	$228,820	$4,690	$(206)	$233,304

Held to Maturity:
March 31, 2013
Corporate debt obligations	$1,192	$298	$-	$1,490
Municipal debt obligations	25,907	712	-	26,619
Mortgage-backed securities	368	37	-	405
	$27,467	$1,047	$-	$28,514

December 31, 2012
Corporate debt obligations	$1,192	$310	$-	$1,502
Municipal debt obligations	28,318	635	-	28,953
Mortgage-backed securities	429	40	-	469
	$29,939	$985	$-	$30,924

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at March 31, 2013 and December 31, 2012 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$15,102	$15,102	$7,975	$8,034
Due after one year through five years	8,786	9,097	41,681	42,139
Due after five years through ten years	1,312	1,483	121,997	122,216
Due thereafter	1,899	2,427	3,296	3,302
Sub-total	27,099	28,109	174,949	175,691
Mortgage-backed securities and collateralized mortgage obligations	368	405	85,790	88,847
Total	$27,467	$28,514	$260,739	$264,538

At March 31, 2013 and December 31, 2012, $126.7 million and $92.3 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $51,000 while gross realized gains on held-to-maturity securities totaled $0, for the three months ended March 31, 2013.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended March 31, 2013.

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

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$46,986	$120	$-	$-	$46,986	$120
Corporate debt obligations	-	-	-	-	-	-
Municipal debt obligations	952	12	-	-	952	12
SBA pools	1,063	2	-	-	1,063	2
Mortgage-backed securities	-	-	35	1	35	1
Collateralized mortgage obligations	10,935	125	-	-	10,935	125
Total	$59,936	$259	$35	$1	$59,971	$260

At December 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$30,705	$163	$-	$-	$30,705	$163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Mortgage-backed securities	42	1	1,508	29	1,550	30
Collateralized mortgage obligations	706	1	287	1	993	2
Total	$33,589	$176	$1,795	$30	$35,384	$206

At March 31, 2013, there were 40 securities in the less-than-twelve-month category and one security in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 40 securities in the less-than-twelve-month category are 24 U.S government obligations, eight collateralized mortgage obligations, four municipal obligations and four SBA pools.  The one security in the twelve-month-or-more category is a mortgage-backed security.

At December 31, 2012, there were 27 securities in the less-than-twelve-months category and three securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 27 securities in the less-than-twelve-months category for available-for-sale securities are 16 U.S government securities, one corporate debt obligation, six municipal debt obligations, two SBA pools, one mortgage-backed security and one collateralized mortgage obligation.  Included in the three securities in the twelve-months-or-more category are two mortgage-backed securities and one collateralized mortgage obligation.

At March 31, 2013 and December 31, 2012, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at March 31, 2013.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE”) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2013.

7.            Loans and Allowance for Loan Losses

The components of loans at March 31, 2013 and December 31, 2012 are as follows:

	At March 31, 2013		At December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$149,732	49.5%	$148,674	49.2%
Multi-family	925	0.3	397	0.1
Commercial	91,448	30.3	90,143	29.9
Construction and land	9,667	3.2	9,683	3.3
Home equity loans and lines of credit	27,037	8.9	28,657	9.5
Commercial	22,667	7.5	23,345	7.7
Consumer	995	0.3	1,043	0.3
Total loans receivable	$302,471	100.0%	$301,942	100.0%
Deferred loan fees	(913)		(614)
Allowance for loan losses	(4,079)		(4,146)
Total loans receivable, net	$297,479		$297,182

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three months ended March 31, 2013 (in thousands):

	At or for the three months ended March 31, 2013
	Real Estate
	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	-	-	-	(37)	(93)	-	(4)	-	(134)
Recoveries	-	-	-	21	-	-	4	-	25
Provision	595	7	(790)	(32)	36	222	4	-	42
Ending balance	$1,287	$13	$317	$90	$220	$627	$25	$1,500	$4,079

Allowance ending balance
Related to loans individually evaluated for impairment	$196	$-	$6	$-	$2	$2	$-	$-	$206
Related to loans collectively evaluated for impairment	1,091	13	311	90	218	625	25	1,500	3,873
Total allowance	$1,287	$13	$317	$90	$220	$627	$25	$1,500	$4,079

Loans Receivable:
Individually evaluated for impairment	$7,931	$-	$10,092	$3,849	$480	$2,984	$-	$-	$25,336
Collectively evaluated for impairment	141,801	925	81,356	5,818	26,557	19,683	995	-	277,135
Ending balance	$149,732	$925	$91,448	$9,667	$27,037	$22,667	$995	$-	$302,471

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2012 (in thousands):

	At or for the three months ended March 31, 2012
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

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2012 (in thousands):

	Real Estate
December 31, 2012	One-to four- family	Multi- family	Commercial	Construction and land	Home equity and credit lines	Commercial	Consumer	Unallocated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$93	$7	$1	$-	$101

Related to loans collectively evaluated for impairment	692	6	1,107	138	184	398	20	1,500	4,045
Total allowance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

Loans Receivable:
Individually evaluated for impairment	$7,456	$-	$15,128	$4,177	$816	$3,126	$2	$-	$30,705

Collectively evaluated for impairment	141,218	397	75,015	5,506	27,841	20,219	1,041	-	271,237
Ending balance	$148,674	$397	$90,143	$9,683	$28,657	$23,345	$1,043	$-	$301,942

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012:

March 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$136,705	$2,520	$1,238	$9,142	$127	$149,732
Multi-family	826	99	-	-	-	925
Commercial	64,221	13,593	3,071	10,563	-	91,448
Construction and land	4,641	797	-	4,229	-	9,667
Home equity and credit lines	26,918	-	38	81	-	27,037
Commercial	17,476	380	115	2,090	2,606	22,667
Consumer	796	84	110	5	-	995
Total	$251,583	$17,473	$4,572	$26,110	$2,733	$302,471

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$135,692	$2,794	$1,523	$8,538	$127	$148,674
Multi-family	298	99	-	-	-	397
Commercial	67,072	12,195	897	9,979	-	90,143
Construction and land	4,310	813	-	4,560	-	9,683
Home equity and credit lines	28,019	-	60	578	-	28,657
Commercial	17,979	386	1,628	3,352	-	23,345
Consumer	889	87	59	8	-	1,043
Total	$254,259	$16,374	$4,167	$27,015	$127	$301,942

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to-four family	$1,913	$2,213	$196	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial	40	40	6	-	-	-
Construction and land	-	-	-	-	-	-
Home equity and credit lines	5	5	2	93	93	93
Commercial	2	2	2	384	387	7
Consumer	-	-	-	2	6	1
	$1,960	$2,260	$206	$479	$486	$101

With no related allowance recorded:
Real estate loans:
One- to-four family	$6,018	$6,882	$-	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	10,052	14,627	-	15,128	19,667	-
Construction and land	3,849	3,849	-	4,177	4,204	-
Home equity and credit lines	475	574	-	723	907	-
Commercial	2,982	3,322	-	2,742	3,043	-
Consumer	-	-	-	-	-	-
	$23,376	$29,254	$-	$30,226	$36,422	$-

Total
Real estate loans:
One- to-four family	$7,931	$9,095	$196	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	10,092	14,667	6	15,128	19,667	-
Construction and land	3,849	3,849	-	4,177	4,204	-
Home equity and credit lines	480	579	2	816	1,000	93
Commercial	2,984	3,324	2	3,126	3,430	7
Consumer	-	-	-	2	6	1
	$25,336	$31,514	$206	$30,705	$36,908	$101

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2013 and March 31, 2012:

For the Three Months Ended:	March 31, 2013		March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to-four family	$1,917	$13	$997	$2
Multi-family	-	-	-	-
Commercial	40	-	-	-
Construction and land	-	-	-	-
Home equity and credit lines	5	-	-	-
Commercial	2	-	18	-
Consumer	-	-	3	-
	$1,964	$13	$1,018	$2

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,026	$57	$7,378	$59
Multi-family	-	-	303	2
Commercial	10,096	25	15,158	158
Construction and land	3,850	12	1,731	10
Home equity and credit lines	480	10	558	6
Commercial	3,018	1	511	10
Consumer	-	-	6	-
	$23,470	$105	$25,645	$245

Total
Real estate loans:
One-to-four family	$7,943	$70	$8,375	$61
Multi-family	-	-	303	2
Commercial	10,136	25	15,158	158
Construction and land	3,850	12	1,731	10
Home equity and credit lines	485	10	558	6
Commercial	3,020	1	529	10
Consumer	-	-	9	-
	$25,434	$118	$26,663	$247

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $153,000 and $432,000 for the three months ended March 31, 2013 and 2012, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At March 31, 2013
Real estate loans:
One- to four-family	$5,733	$948	$2,284	$8,965	$140,767	$149,732	$-
Multi-family	-	-	-	-	925	925	-
Commercial	1,438	116	1,654	3,208	88,240	91,448	-
Construction and land	11	-	2,226	2,237	7,430	9,667	-
Home equity loans and lines of credit	334	234	125	693	26,344	27,037	-
Commercial	72	73	379	524	22,143	22,667	-
Consumer and other	61	29	5	95	900	995	-
Total	$7,649	$1,400	$6,673	$15,722	$286,749	$302,471	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2012
Real estate loans:
One- to four-family	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674	$-
Multi-family	-	-	-	-	397	397	-
Commercial	2,288	593	1,432	4,313	85,830	90,143	-
Construction and land	-	-	325	325	9,358	9,683	-
Home equity loans and lines of credit	38	169	628	835	27,822	28,657	-
Commercial	-	384	75	459	22,886	23,345	-
Consumer and other	1	2	2	5	1,038	1,043	-
Total	$7,623	$2,501	$5,015	$15,139	$286.803	$301,942	$-

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

Non-performing assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$3,364	$2,553
Multi-family	-	-
Commercial	7,053	6,889
Construction and land	2,226	325
Home equity loans and lines of credit	125	628
Commercial	2,982	2,742
Consumer	3	2
Total non-accrual loans	15,753	13,139

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$15,753	$13,139
Real estate owned	5,379	5,347
Total non-performing assets	$21,132	$18,486

Ratios:
Total non-performing loans to total loans	5.21%	4.35%
Total non-performing loans to total assets	2.48%	2.11%
Total non-performing assets to total assets	3.34%	2.96%

At March 31, 2013, the nonaccrual loans consisted of 27 one- to four-family residential dwelling units, twelve commercial loans, three construction and land loans, four home equity loans, and four commercial loans.  Included in nonaccrual loans are 13 troubled debt restructurings in the amount of $11.3 million that were in nonaccrual status.  The Company had 24 properties in real estate owned totaling $5.4 million consisting of 12 one- to four-family dwelling units, six non-residential properties and six construction and land loans.  Included in real estate owned at March 31, 2013 are three possible branch locations that were transferred from office properties and equipment during 2012 in the amount of $2.2 million.

At March 31, 2013, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 43 loans classified as troubled debt restructurings with a net loan balance of $14.1 million.  Thirty-one of the troubled debt restructurings (TDR’s) are classified as one- to four-family dwelling units with a net loan balance of $4.5 million, ten of the TDR’s are classified commercial real estate with a net loan balance of $7.9 million, one of the TDR’s is classified as a construction and land loan with a net loan balance of $1.6 million, one of the TDR’s is classified as a home equity loan with a net loan balance of $46,000.

The following tables summarize information in regards to troubled debt restructurings for the three months ended March 31, 2013 and 2012:

March 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$163	$163
Total	1	$163	$163

March 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$871	$871
Commercial	1	186	186
Total	5	$1,057	$1,057

All of the troubled debt that was restructured during the three months ended March 31, 2013 and 2012 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructuring with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2013:

That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Commercial	2	$2,982
Total	2	$2,982

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three month period ended March 31, 2012:

That Subsequently Defaulted	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$171
Total	1	$171

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.            Deposits

Deposit accounts, by type, at March 31, 2013 and December 31, 2012 are summarized as follows:

	At March 31, 2013			At December 31, 2012
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$41,762	7.53%	-%	$39,301	7.09%	-%
Savings	108,655	19.58	0.60	106,469	19.22	0.65
NOW accounts	172,086	31.01	0.77	168,150	30.35	0.82
Super NOW accounts	43,021	7.75	0.40	44,548	8.04	0.54
Money market deposit	70,397	12.69	0.46	72,051	13.00	0.63
Total transaction accounts	435,921	78.56	0.57	430,519	77.70	0.64

Certificates of deposit	119,015	21.44	1.53	123,571	22.30	1.60

Total deposits	$554,936	100.00%	0.77%	$554,090	100.00%	0.86%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at March 31, 2013 and December 31, 2012:

Maturity	Interest Rate	March 31, 2013	December 31, 2012
		(Dollars in thousands)
April 1, 2013	0.38%	$8,460	$-

		$8,460	$-

At March 31, 2013, the Bank had a borrowing capacity of 30% of assets or $190.0 million available from the FHLB of New York.  At March 31, 2013, the Bank had $8.5 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$159,429	$-	$159,429	$-
Corporate debt obligations	5,777	-	5,777	-
Mutual fund	3,355	3,355	-	-
Municipal debt obligations	5,741	-	5,741	-
SBA pools	1,389	-	1,389	-
Mortgage-backed securities	29,841	-	29,841	-
Collateralized mortgage obligations	59,006		59,006
Total investment securities available-for-sale	$264,538	$3,355	$261,183	$-

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$127,053	$-	$127,053	$-
Corporate debt obligations	6,753	-	6,753	-
Mutual fund	4,948	4,948	-	-
Municipal debt obligations	6,256	-	6,256	-
SBA pools	1,439	-	1,439	-
Mortgage-backed securities	34,721	-	34,721	-
Collateralized mortgage obligations	52,134		52,134
Total investment securities available-for-sale	$233,304	$4,948	$228,356	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$13,294	$-	$-	$13,294
Real estate owned	$3,430	$-	$-	$3,430

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousand)
Impaired loans	$14,879	$-	$-	$14,879
Real estate owned	$3,217	$-	$-	$3,217

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$13,294	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$3,430	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at March 31, 2013 and December 31, 2012:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At March 31, 2013 and December 31, 2012, the fair value consists of loan balances of $2.0 million and $479,000, respectively, net of valuation allowances of $206,000 and $101,000, respectively, and loan balances of $17.6 million and $20.6 million, respectively, net of partial charge-offs of $6.1 million and $6.1 million, respectively.

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

Short-Term Borrowings (Carried at Cost)
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

The carrying amount and estimated fair value of the Company’s assets and liabilities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$6,569	$6,569	$-	$-	$6,569
Investment securities available-for-sale	264,538	3,355	261,183	-	264,538
Corporate debt obligations held-to-maturity	1,192	-	1,490	-	1,490
Municipal debt obligations held-to-maturity	25,907	-	26,619	-	26,619
Mortgage-backed securities held-to-maturity	368	-	405		405
Federal Home Loan Bank stock	1,138	1,138	-	-	1,138
Loans receivable, net	297,479	-	-	311,101	311,101
Accrued interest receivable	1,756	-	1,756	-	1,756

Financial liabilities:
Deposits	554,936	-	558,687	-	558,687
Federal Home Loan Bank short-term borrowings	8,460	-	8,460	-	8,460
Accrued interest payable	18	-	18	-	18

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
Mortgage-backed securities held-to-maturity	429	-	469		469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Federal Home Loan Bank short-term borrowings	-	-	-	-	-
Federal Home Loan Bank long-term borrowings	-	-	-	-	-
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K under Part I, Item 1A-“Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at March 31, 2013.

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

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $9.6 million, or 1.5%, to $633.2 million at March 31, 2013, from $623.6 million at December 31, 2012.  The increase was mainly the result of an increase in investment securities available-for-sale offset by decreases in cash and cash equivalents and in investment securities held-to-maturity.

Net loans receivable increased $297,000, or 0.10%, to $297.5 million at March 31, 2013 from $297.2 million at December 31, 2012.  Commercial real estate loans increased $1.4 million to $91.5 million at March 31, 2013 from $90.1 million at December 31, 2012.  Construction and land loans decreased $16,000 to $9.7 million at March 31, 2013.  One- to four-family residential real estate loans increased $1.0 million to $149.7 million at March 31, 2013 from $148.7 million at December 31, 2012.    Home equity loans and lines of credit decreased $1.6 million to $27.0 million at March 31, 2013 from $28.6 million at December 31, 2012.  Commercial loans decreased by $700,000 to $22.7 million at March 31, 2013 from $23.4 million at December 31, 2012.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally Colonial Bank’s common stockholder’s equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which increased to $15.0 million at March 31, 2013 from $13.1 million at December 31, 2012.

Real estate owned totaled $5.4 million and $5.3 million at March 31, 2013 and December 31, 2012, respectively.  We completed the foreclosure process or received deed-in-lieu of foreclosure on 22 properties, nine of which were residential one- to four-family properties, five of which were nonresidential properties and eight of which were construction and land loans.  The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category.

Securities available-for-sale increased $31.2 million, or 13.4%, to $264.5 million at March 31, 2013 from $233.3 at December 31, 2012.  This increase was the result of purchases in the amount of $68.8 million offset by calls and maturities in the amount of $26.9 million, and $10.0 in principal amortization.  Securities held-to-maturity decreased by $2.4 million, to $27.5 million at March 31, 2013 from $29.9 million at December 31, 2012.  This decrease was the result of calls and maturities in the amount of $11.1 million and principal amortization of $61,000 offset by purchases in the amount of $8.7 million.

Deposits increased $846,000, or 0.15%, to $554.9 million at March 31, 2013 from $554.1 million at December 31, 2012.  NOW accounts increased $3.9 million, or 2.3%, to $172.1 million at March 31, 2013 from $168.2 million at December 31, 2012.  Savings accounts increased $2.2 million to $108.7 million at March 31, 2013 from $106.5 million at December 31, 2012.  Super NOW accounts decreased by $1.5 million to $43.0 million at March 31, 2013 from $44.5 million at December 31, 2012.  Non-interest bearing demand accounts increased by $2.5 million to $41.8 million at March 31, 2013 from $39.3 million at December 31, 2012.  Certificates of deposit decreased by $4.6 million to $119.0 million at March 31, 2013 from $123.6 million at December 31, 2012.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $8.5 million at March 31, 2013; there were no Federal Home Loan Bank borrowings at December 31, 2012.

Total stockholders’ equity decreased $5,000 to $68.0 million at March 31, 2013.  This decrease was mainly attributable to net income of $497,000, an increase of $78,000 from the amortization of stock awards and options, offset by a reduction in the market value of available for sale securities of $446,000 and the repurchase and retirement of $134,000 in common shares.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General.  We experienced net income of $497,000 for the three months ended March 31, 2013 compared to net income of $248,000 for the three months ended March 31, 2012.  The principal reasons for the increase in net income was a decrease in the provision for loan losses in the amount of $1.2 million offset by a decrease in net interest income of $484,000, a decrease in total non-interest income of $31,000, an increase in total non-interest expense of $341,000 and an increase in income taxes of $101,000.

Interest Income.  Interest income decreased $872,000 to $4.7 million for the three months ended March 31, 2013 from $5.6 million for the three months ended March 31, 2012.  The decrease in interest income resulted from a decrease of $486,000 in interest income on loans and a decrease of $386,000 in interest income on securities.

Interest income on loans decreased $486,000 to $3.6 million for the three months ended March 31, 2013 from $4.1 million for the three months ended March 31, 2012.  The average balance of loans decreased $881,000 to $295.9 million for the three months ended March 31, 2013 from $296.8 million for the three months ended March 31, 2012 and the average yield decreased to 4.85% for the three months ended March 31, 2013 from 5.49% for the three months ended March 31, 2012.

Interest income on securities decreased by $386,000 to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 52 basis points to 1.78% for the three months ended March 31, 2013 from 2.30% for the three months ended March 31, 2012, offset by an increase in the average balance of taxable and tax-exempt securities to $267.3 million for the three months ended March 31, 2013 from $262.4 million for the three months ended March 31, 2012.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $388,000 to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012.

Interest expense on interest-bearing deposits decreased by $377,000 to $1.1 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.84% for the three months ended March 31, 2013 from 1.15% for the three months ended March 31, 2012, offset by an increase in the average balance of interest-bearing deposits to $515.7 million for the three months ended March 31, 2013 from $504.2 million for the three months ended March 31, 2012.  We experienced increases in the average balances of savings accounts, money market deposit accounts and NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2013, reflecting lower market rates.

Interest expense on borrowings decreased $11,000 for the three months ended March 31, 2013 from $11,000 for the three months ended March 31, 2012.  This decrease was primarily due to a $2.5 million decrease in the average balance of borrowings to $400,000 for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012 offset by a decrease in the average rate paid on borrowings to 0.45% for the three months ended March 31, 2013 from 1.52% for the three months ended March 31, 2012.  We have decreased our outstanding borrowings because our net increase in deposits and the proceeds received from the sales, calls, maturities and amortization of securities, discussed above, did meet our cash needs to fund loan originations and investment securities purchases.

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

In an effort to enhance the ALLL methodology, the bank instituted a migration analysis process in determining allowance.  Migration analysis uses loan level attributes to track the movement of loans through the various loan classifications in order to estimate the percentage of losses likely to be incurred in a financial institution’s current portfolio. The purpose of migration analysis is to determine what rate of loss an institution has incurred on similarly criticized or past due loans. This purpose is the same as that of historical loss rate analysis, but it is more granular and therefore can give a truer reflection of the losses inherent in the current portfolio.  Since this was the first quarter for the analysis under this process, some reallocation occurred between categories of loans but the overall allowance was deemed sufficient.

During the three months ended March 31, 2013, the Company charged off $134,000 in loans, which included $37,000 on construction and land loans, $93,000 on home equity and lines of credit, and $4,000 on consumer loans.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the three months ended March 31, 2012, the charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Four out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the three months ended March 31, 2012 to their estimated fair value based on appraisals.  We feel this industry sector is not representative of the remaining commercial real estate portfolio and have therefore reduced the risk-weighted historical loss factor for the first quarter of 2012 in the calculation for the general loan loss allowance.  We have not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs for the three months ended March 31, 2012 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  While qualitative risk factors in the general allowance calculation were increased in response to the increase collateral valuation risk noted in the previously mentioned sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $42,000 for the three months ended March 31, 2013 and a provision for loan losses of $1.2 million for the three months ended March 31, 2012.  The allowance for loan losses was $4.1 million, or 1.35% of total loans, at March 31, 2013, compared to $2.9 million, or 0.96% of total loans, at March 31, 2012.  Our balance of loans we evaluated individually for impairment was $25.1 million at March 31, 2013 and $30.7 million at December 31, 2012.  At March 31, 2013 and 2012, we maintained unallocated allowances for loan losses of $1.5 million and $500,000 respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at March 31, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $348,000 for the three months ended March 31, 2013 and $291,000 for the three months ended March 31, 2012.  Fees and service charges on deposit accounts increased by $57,000 to $348,000 for the three months ended March 31, 2013 from $291,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2013, there was a net gain on the sale and call of investment securities in the amount of $51,000 compared to a net gain of $166,000 for the three months ended March 31, 2012.  Earnings on bank owned life insurance totaled $107,000 for the three months ended March 31, 2013 and $86,000 for the three months ended March 31, 2012.

Non-interest Expense.  Non-interest expense increased $341,000 to $3.4 million for the three months ended March 31, 2013 from $3.1 million for the three months ended March 31, 2012.  Compensation and benefits expense increased by $49,000 to $1.8 million for the three months ended March 31, 2013 from $1.7 million for the three months ended March 31, 2012.  Occupancy and equipment expense increased $30,000 to $406,000 for the three months ended March 31, 2013 from $376,000 for the three months ended March 31, 2012.  Federal deposit insurance premiums increased $21,000 to $131,000 for the three months ended March 31, 2013 from $110,000 for the three months ended March 31, 2012.  Data processing fees increased by $39,000 to $237,000 for the three months ended March 31, 2013 from $198,000 for the three months ended March 31, 2012.  Professional fees decreased $12,000 mainly due to a reduction in legal fees related to collection efforts on loans.  Net real estate owned expense totaled $213,000 for the three months ended March 31, 2013 due to an increase in other real estate properties.

Income Tax Expense. We recorded an income tax expense of $179,000 for the three months ended March 31, 2013, compared to an income tax expense of $78,000 for the three months ended March 31, 2012.  Our effective tax rates for the three months ended March 31, 2013 and 2012 were 26.5% and 23.9%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $6.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $264.5 million at March 31, 2013.  In addition, at March 31, 2013, we had the ability to borrow a total of $190.0 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, we had $8.5 million in advances outstanding.

At March 31, 2013, loan commitments outstanding totaled $6.8 million. In addition to commitments to originate loans, we had $21.9 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of March 31, 2013 totaled $62.4 million.  Total certificates of deposit due within one year of March 31, 2013 represent 9.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the three months ended March 31, 2013, we originated $19.9 million of loans and purchased $77.5 million of securities.  For the three months ended March 31, 2012, we originated $9.6 million of loans and purchased $51.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced net increases in total deposits of $846 thousand and $43.2 million for the three months ended March 31, 2013 and 2012, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $8.5 million at March 31, 2013.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019.  However, the federal bank regulatory agencies have recently indicated that, due to the volume of public comments received, the implementation of the final rule would be delayed past January 1, 2013.

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

PART II – OTHER INFORMATION

Item 1.                   Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at March 31, 2013. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.                Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the first quarter in 2013 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)
January 1 – January 31, 2013	10,000	$13.30	81,870	117,081

February 1 – February 28, 2013	-	-	81,870	117,081

March 1 – March 31, 2013	-	-	81,870	117,081

Total	10,000	$13.30	81,870	117,081

(1)	On February 17, 2012, the Company announced a second stock repurchase program to repurchase approximately 5%, or 198,951 shares of outstanding common stock.

Item 3.                   Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.                   Other Information

None

Item 6.                   Exhibits

Exhibit 10.26	Amendment to Director Retirement Plan

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document.*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: May 14, 2013	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)