Form 10-Q
period 2013-06-30
Colonial Financial Services, Inc.
filed 2013-08-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of August 13, 2013, 3,853,058 shares of common stock, par value $0.01 per share

1

PART I           FINANCIAL INFORMATION
Item 1.      Financial Statements

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2013	December 31, 2012

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$8,687	$26,418
Investment securities available for sale	252,011	233,304
Investment securities held to maturity (fair value at June 30, 2013 - $32,192; at December 31, 2012 - $30,924)	31,476	29,939
Loans receivable, net of allowance for loan losses of $4,605 at June 30, 2013 and $4,146 at December 31, 2012	293,220	297,182
Real estate owned, net	4,714	5,347
Federal Home Loan Bank stock, at cost	2,233	758
Office properties and equipment, net	8,052	8,195
Bank-owned life insurance	14,386	14,168
Accrued interest receivable	1,697	1,650
Other assets	9,125	6,635
Total Assets	$625,601	$623,596

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$45,374	$39,301
Interest-bearing	482,258	514,789
Total deposits	527,632	554,090
Federal Home Loan Bank short-term borrowings	34,020	-
Advances from borrowers for taxes and insurance	774	661
Accrued interest payable and other liabilities	1,129	808
Total Liabilities	563,555	555,559

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,853,058 shares at June 30, 2013 and 3,852,791 shares at December 31, 2012	39	39
Additional paid-in capital	37,176	37,155
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,378)	(1,378)
Retained earnings	28,824	29,307
Accumulated other comprehensive income (loss)	(2,615)	2,914
Total Stockholders’ Equity	62,046	68,037
Total Liabilities and Stockholders’ Equity	$625,601	$623,596

See notes to unaudited consolidated financial statements.
2

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,392	$3,872	$6,980	$7,946
Mortgage-backed securities	547	778	1,051	1,627
Investment securities: Taxable	538	574	1,043	1,069
Investment securities: Tax-exempt	123	164	239	331
Total Interest Income	4,600	5,388	9,313	10,973

Interest Expense
Deposits	1,033	1,439	2,111	2,894
Borrowings	12	11	12	22
Total Interest Expense	1,045	1,450	2,123	2,916
Net Interest Income	3,555	3,938	7,190	8,057

Provision for Loan Losses	2,667	3,495	2,709	4,743
Net Interest Income after Provision for Loan Losses	888	443	4,481	3,314

Non-Interest Income
Fees and service charges	253	281	601	572
Net gain on sales and calls of investment securities	1,009	30	1,060	196
Earnings on life insurance	111	87	218	173
Other	13	1	22	4
Total Non-Interest Income	1,386	399	1,901	945

Non-Interest Expenses
Compensation and benefits	1,611	1,667	3,375	3,382
Occupancy and equipment	380	444	786	820
Data processing	248	207	485	405
FDIC insurance premium	192	141	323	251
Office supplies	33	52	78	93
Professional fees	424	166	639	393
Advertising and promotions	23	37	56	80
Real estate owned, net	547	138	760	172
Other	392	349	780	696
Total Non-Interest Expenses	3,850	3,201	7,282	6,292
Loss before Income Tax Benefit	(1,576)	(2,359)	(900)	(2,033)

Income Tax BENEFIT	(596)	(847)	(417)	(769)
Net Loss	$(980)	$(1,512)	$(483)	$(1,264)

Per Share Data (See Note 3):
Loss per share – basic	$(0.26)	$(0.40)	$(0.13)	$(0.33)
Loss per share – diluted	$(0.26)	$(0.40)	$(0.13)	$(0.33)
Weighted average number of shares outstanding – basic	3,719,643	3,824,842	3,719,863	3,825,188
Weighted average number of shares outstanding – diluted	3,719,643	3,824,842	3,719,863	3,825,188

See notes to unaudited consolidated financial statements.
3

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30.
	2013	2012	2013	2012

	(Dollars in thousands)

Net loss	$(980)	$(1,512)	$(483)	$(1,264)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2013, $(2,420) and $(2,636); 2012, $251 and $24	(4,478)	407	(4,893)	(8)
Less reclassification adjustment for realized gain on sale of securities (net) included in net loss net of tax benefit – 2013, $404 and $424; 2012, $10 and $78	(605)	(20)	(636)	(118)
Total Other Comprehensive Income (Loss)	(5,083)	387	(5,529)	(126)

Comprehensive Loss	$(6,063)	$(1,125)	$(6,012)	$(1,390)

See notes to unaudited consolidated financial statements.
4

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	-	(483)	-	(483)
Other comprehensive loss	-	-	-	-	-	(5,529)	(5,529)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)

Stock-based compensation expense (restricted stock awards)	10,267	-	64	-	-	-	64

Stock-based compensation expense (stock options)	-	-	91	-	-	-	91
Balance, June 30, 2013	3,853,058	$39	$37,176	$(1,378)	$28,824	$(2,615)	$62,046

Balance, January 1, 2012	3,994,073	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	-	(1,264)	-	(1,264)
Other comprehensive loss	-	-	-	-	-	(126)	(126)

Repurchase and retirement of common stock	(3,500)	-	(46)	-	-	-	(46)
Stock-based compensation expense (restricted stock awards)	1,088	-	64	-	-	-	64

Stock-based compensation expense (stock options)	-	-	95	-	-	-	95
Balance, June 30, 2012	3,991,161	$40	$38,773	$(1,586)	$29,792	$3,389	$70,408

See notes to unaudited consolidated financial statements.
5

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(483)	$(1,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	2,709	4,743
Depreciation expense	279	302
Stock-based compensation expense	155	159
Net earnings on bank-owned life insurance	(218)	(173)
Net amortization of loan costs	273	22
Net (gain) on sales and calls of investment securities	(1,060)	(196)
Net (gain) on the sale of real estate owned	(57)	(49)
Write-down of real estate owned	648	-
(Accretion of discount) on investment securities, net	(115)	(127)
(Increase) in accrued interest receivable	(47)	(62)
(Increase) in other assets	(2,490)	(1,668)
Increase in accrued interest payable and other liabilities	321	122
Net cash (used in) provided by operating activities	(85)	1,809
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	5,996	998
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available-for-sale	19,071	-
Proceeds from calls and maturities of investment securities available-for-sale	34,491	59,039
Proceeds from calls and maturities of investment securities held-to-maturity	14,009	4,529
Purchase of investment securities available-for-sale	(61,309)	(76,452)
Purchase of investment securities held-to-maturity	(15,625)	(2,816)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(36,609)	(10,844)
Purchase of office properties and equipment	(136)	(83)
Principal repayments from investment securities	2,931	232
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	12,447	20,757
Net (increase) decrease of Federal Home Loan Bank stock	(1,475)	423
Proceeds from the sale of real estate owned	609	356
Net decrease in loans receivable	413	2,620
Net cash used in investing activities	(25,187)	(1,241)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(26,458)	22,968
Repayment in Federal Home Loan Bank short-term borrowings	-	(8,045)
Proceeds from Federal Home Loan Bank short-term borrowings	34,020	-
Increase in advances from borrowers for taxes and insurance	113	113
Common stock repurchased	(134)	(46)
Net cash provided by financing activities	7,541	14,990
(Decrease) increase in cash and cash equivalents	(17,731)	15,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,418	7,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,687	$23,451

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$2,130	$2,923
Income taxes	$-	$590

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$567	$2,188
Transfer from office properties and equipment to real estate owned	$-	$2,405
Transfer from real estate owned to office properties and equipment	$-	$205

See notes to unaudited consolidated financial statements.
6

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc. (the “Company”), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank”) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC.  On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering.  The Bank is now 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan.  All shares were sold at a purchase price of $10.00 per share.  Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock.  Cash in lieu of fractional shares was paid at a rate of $10.00 per share.  As a result of the offering and the exchange, Colonial Financial Services, Inc. issued 4,173,444 shares of stock.

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2013 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.  The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In January 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.  The amendments in this update are effective during interim and annual periods beginning on or after January 1, 2013.  An entity should provide the required disclosure retrospectively for all comparative periods presented.  The Company does not expect the adoption of this FASB ASU to have a material impact on the Company’s consolidated financial statements.

In February 2013 the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under United States Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods presented, including interim periods.  For public entities, the amendments in this Update are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this FASB ASU to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, Income Taxes (Topic 740).”  The amendments apply to an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  The amendments in this Update do not require new recurring disclosures.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS“) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs“).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net loss (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net (loss) for the three months ended June 30, 2013 and 2012 is $(980,000) and $(1,512,000), respectively.  Net (loss) for the six months ended June 30, 2013 and June 30, 2012 is $(483,000) and $(1,264,000), respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At June 30, 2013 and 2012, there were 397,302 and 473,230 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(980,000)	$(1,512,000)	$(483,000)	$(1,264,000)

Weighted average common shares issued	3,853,058	3,978,342	3,853,278	3,978,688
Average unearned ESOP shares	(133,415)	(153,500)	(133,415)	(153,500)
Weighted average common shares outstanding-basic	3,719,643	3,824,842	3,719,863	3,825,188
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	3,719,643	3,824,842	3,719,863	3,825,188
Basic loss per share	$(0.26)	$(0.40)	$(0.13)	$(0.33)
Diluted loss per share	$(0.26)	$(0.40)	$(0.13)	$(0.33)

4.            Stock-Based Compensation

At June 30, 2013, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan“) and the 2011 Equity Incentive Plan (the “2011 Plan“).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three and six months ended June 30, 2013, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2013, there was $7,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 0.50 years.  For the three and six  months ended June 30, 2012, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  For the three and six months ended June 30, 2013, $29,000 and $58,000 in compensation expense was recognized in regard to these restricted stock awards, respectively with a related tax benefit of $10,000 and $20,000, respectively.  For the three and six months ended June 30, 2013, there was no expense recorded for the performance-based awards.  For the three and six months ended June 30, 2012, $29,000 and $58,000 in compensation expense was recognized in regard to these restricted stock awards, respectively with a related tax benefit of $10,000 and $20,000, respectively.  For the three and six months ended June 30, 2012, there was no expense recorded for the performance-based awards.  As of June 30, 2013, there was $857,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.50 years.

A summary of the status of the shares under the two Plans as of June 30, 2013 and changes during the six months ended June 30, 2013 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, January 1, 2013	93,970	$12.45
Granted	-	-
Forfeitures	23,172	12.45
Vested	10,267	12.41
Restricted stock, end of period	61,106	$12.47

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 3.25 years at June 30, 2013 and 4.25 years at June 30, 2012.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 7.50 years at June 30, 2013 and 8.50 years at June 30, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three and six months ended June 30, 2013, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.  As of June 30, 2013, there was approximately $8,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 0.50 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three and six months ended June 30, 2012, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 8.50 years at June 30, 2013.  Stock-based compensation expense related to stock options granted in 2012 for the three and six months ended June 30, 2013, was $43,000 and $85,000 with a related tax benefit of $14,000 and $29,000, respectively.  For the three and six months ended June 30, 2012, there was $44,000 and $89,000 with a related tax benefit of $15,000 and $30,000 of stock based compensation expense, respectively.  As of June 30, 2013, there was approximately $592,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 3.50 years.

A summary of the status of the Company’s stock options under the two plans as of June 30, 2013 and changes during the six months ended June 30, 2013 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2013	379,260	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	43,064	13.23
Options outstanding, end of period	336,196	$12.81
Exercisable at end of period	209,636	$13.13

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP“) for substantially all of its full-time employees.  The ESOP trust initially purchased 156,399 shares of common stock.  The Bank will make cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the common stock purchased.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $69,000 and $135,000 for the three and six months ended June 30, 2013 and $65,000 and $127,000 for the three and six months ended June 30, 2012, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2013	June 30, 2012
Shares released for allocation	114,784	94,699
Unreleased shares	133,415	153,500
Total ESOP shares	248,199	248,199

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

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $3.5 million of standby letters of credit outstanding as of June 30, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

In October 2009, the Bank entered into an agreement to sponsor a not-for-profit corporation for a Federal Home Loan Bank of New York Affordable Housing Program (“AHP“) Grant in the amount of $275,000.  If the non-for-profit corporation does not comply with terms of the agreement, the Bank may be required to repay the grant to the Federal Home Loan Bank of New York.  The term of the recapture agreement is 15 years.  The Bank expects the not-for-profit corporation to adhere to all requirements of the grant and does not expect to be required to repay any of the AHP grant.

6.             Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
June 30, 2013
U. S. Government obligations	$151,332	$74	$(3,978)	$147,428
Corporate debt obligations	4,762	21	(9)	4,774
Mutual fund	1,718	28	-	1,746
Municipal debt obligations	7,233	29	(165)	7,097
SBA pools	1,285	3	(1)	1,287
Mortgage-backed securities	17,744	990	(46)	18,688
Collateralized mortgage obligations	72,042	479	(1,530)	70,991
	$256,116	$1,624	$(5,729)	$252,011

December 31, 2012
U. S. Government obligations	$126,524	$692	$(163)	$127,053
Corporate debt obligations	6,603	151	(1)	6,753
Mutual fund	4,909	39	-	4,948
Municipal debt obligations	6,171	94	(9)	6,256
SBA pools	1,427	13	(1)	1,439
Mortgage-backed securities	32,340	2,411	(30)	34,721
Collateralized mortgage obligations	50,846	1,290	(2)	52,134
	$228,820	$4,690	$(206)	$233,304

Held to Maturity:
June 30, 2013
Corporate debt obligations	$1,193	$224	$-	$1,417
Municipal debt obligations	30,025	469	-	30,494
Mortgage-backed securities	258	23	-	281
	$31,476	$716	$-	$32,192

December 31, 2012
Corporate debt obligations	$1,192	$310	$-	$1,502
Municipal debt obligations	28,318	635	-	28,953
Mortgage-backed securities	429	40	-	469
	$29,939	$985	$-	$30,924

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at June 30, 2013 and December 31, 2012 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$26,474	$26,474	$6,370	$6,416
Due after one year through five years	1,493	1,742	54,234	53,651
Due after five years through ten years	1,328	1,434	103,971	100,550
Due thereafter	1,923	2,261	1,755	1,715
Sub-total	31,218	31,911	166,330	162,332
Mortgage-backed securities and collateralized mortgage obligations	258	281	89,786	89,679
Total	$31,476	$32,192	$256,116	$252,011

At June 30, 2013 and December 31, 2012, $144.8 million and $92.3 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $1.1 million while gross realized gains on held-to-maturity securities totaled $0, for the six months ended June 30, 2013.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the six months ended June 30, 2013.

Gross realized gains on available-for-sale securities totaled $1.0 million while gross realized gains on held-to-maturity securities totaled $0, for the three months ended June 30, 2013.  There were no gross realized losses on available-for-sale or held-to-maturity securities for the three months ended June 30, 2013.

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

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$133,394	$3,978	$-	$-	$133,394	$3,978
Corporate debt obligations	1,493	9	-	-	1,493	9
Municipal debt obligations	4,619	165	-	-	4,619	165
SBA pools	974	1	-	-	974	1
Mortgage-backed securities	1,612	45	34	1	1,646	46
Collateralized mortgage obligations	42,760	1,530	-	-	42,760	1,530
Total	$184,852	$5,728	$34	$1	$184,886	$5,729

At December 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$30,705	$163	$-	$-	$30,705	$163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Mortgage-backed securities	42	1	1,508	29	1,550	30
Collateralized mortgage obligations	706	1	287	1	993	2
Total	$33,589	$176	$1,795	$30	$35,384	$206

At June 30, 2013, there were 118 securities in the less-than-twelve-month category and one security in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 118 securities in the less-than-twelve-month category are 71 U.S government obligations, 27 collateralized mortgage obligations, 14 municipal obligations, three SBA pools, two corporate debt obligations and one mortgage-backed security.  The one security in the twelve-month-or-more category is a mortgage-backed security.

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

At June 30, 2013 and December 31, 2012, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2013.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE”) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2013.

7.            Loans and Allowance for Loan Losses

The components of loans at June 30, 2013 and December 31, 2012 are as follows:

	At June 30, 2013		At December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$147,831	49.5%	$148,674	49.2%
Multi-family	1,049	0.4	397	0.1
Commercial	90,551	30.3	90,143	29.9
Construction and land	9,108	3.0	9,683	3.3
Home equity loans and lines of credit	27,463	9.2	28,657	9.5
Commercial	21,444	7.2	23,345	7.7
Consumer	1,267	0.4	1,043	0.3
Total loans receivable	$298,713	100.0%	$301,942	100.0%
Deferred loan fees	(888)		(614)
Allowance for loan losses	(4,605)		(4,146)
Total loans receivable, net	$293,220		$297,182

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

Our board of directors grants lending authority to our Board Loan Committee, Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.  The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve secured loans in amounts up to $300,000, and unsecured loans in amounts up to $100,000.  The Board Loan Committee may approve secured loans in amounts above $300,000 up to $750,000 and unsecured amounts above $100,000.  Secured amounts above $750,000 must go to the full Board.

When a loan is more than 10 days delinquent, we generally send a computer-generated notice of delinquency to the borrower to remit the delinquent payment or contact the Bank.  When the computer-generated notice does not cause the loan to be brought current, a telephone call is the next step in the process.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.  If payment is not received within 60 days of the due date, we accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off between 90 to 120 days.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three and six months ended June 30, 2013 (in thousands):

	Real Estate
	One-to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended June 30, 2013:
Beginning balance	$1,287	$13	$317	$90	$220	$627	$25	$1,500	$4,079
Charge-offs	(159)	-	(947)	-	(58)	(1,007)	(3)	-	(2,174)
Recoveries	-	-	-	33	-	-	-	-	33
Provision	233	2	1,290	(18)	77	1,083	-	-	2,667
Ending balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605

Allowance for loan losses for the six months ended June 30, 2013:
Beginning balance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	(159)	-	(947)	(37)	(151)	(1,007)	(7)	-	(2,308)
Recoveries	-	-	-	54	-	-	4	-	58
Provision	828	9	500	(50)	113	1,305	4	-	2,709
Ending balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605

Ending balance:
individually evaluated for impairment	$108	$-	$-	$-	$5	$246	$-	$-	$359
collectively evaluated for impairment	1,253	15	660	105	234	457	22	1,500	4,246
Total balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605

Loans receivable:
individually evaluated for impairment	$8,464	$-	$11,826	$3,711	$689	$3,788	$2	$-	$28,480
collectively evaluated for impairment	139,367	1,049	78,725	5,397	26,774	17,656	1,265	-	270,233
Ending balance	$147,831	$1,049	$90,551	$9,108	$27,463	$21,444	$1,267	$-	$298,713

The following table sets forth the activity in the allowance for loan losses by portfolio class at and for the three and six months ended June 30, 2012 (in thousands):

	Real Estate
	One-to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended June 30, 2012:
Beginning balance	$671	$27	$1,170	$41	$72	$370	$15	$500	$2,866
Charge-offs	(450)	-	(2,965)	-	(36)	(16)	(4)	-	(3,471)
Recoveries	40	-	-	-	2	3	3	-	48
Provision	595	(21)	2,722	112	49	38	-	-	3,495
Ending balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938

Allowance for loan losses for the six months ended June 30, 2012:
Beginning balance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027
Charge-offs	(1,481)	-	(4,764)	(22)	(177)	(432)	(8)	-	(6,884)
Recoveries	42	-	-	-	2	5	3	-	52
Provision	1,075	(21)	3,384	48	148	109	-	-	4,743
Ending balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2012 (in thousands):

	Real Estate
December 31, 2012	One-to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$93	$7	$1	$-	$101
Related to loans collectively evaluated for impairment	692	6	1,107	138	184	398	20	1,500	4,045
Total allowance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

Loans Receivable:
Individually evaluated for impairment	$7,456	$-	$15,128	$4,177	$816	$3,126	$2	$-	$30,705
Collectively evaluated for impairment	141,218	397	75,015	5,506	27,841	20,219	1,041	-	271,237
Ending balance	$148,674	$397	$90,143	$9,683	$28,657	$23,345	$1,043	$-	$301,942

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012:

June 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$132,466	$4,505	$361	$10,372	$127	$147,831
Multi-family	951	98	-	-	-	1,049
Commercial	62,083	15,458	2,965	10,045	-	90,551
Construction and land	3,979	1,162	-	3,967	-	9,108
Home equity and credit lines	27,348	-	38	77	-	27,463
Commercial	15,972	644	23	1,993	2,812	21,444
Consumer	1,071	79	112	5	-	1,267
Total	$243,870	$21,946	$3,499	$26,459	$2,939	$298,713

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to-four family	$135,692	$2,794	$1,523	$8,538	$127	$148,674
Multi-family	298	99	-	-	-	397
Commercial	67,072	12,195	897	9,979	-	90,143
Construction and land	4,310	813	-	4,560	-	9,683
Home equity and credit lines	28,019	-	60	578	-	28,657
Commercial	17,979	386	1,628	3,352	-	23,345
Consumer	889	87	59	8	-	1,043
Total	$254,259	$16,374	$4,167	$27,015	$127	$301,942

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to-four family	$2,231	$2,252	$108	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial	177	177	-	-	-	-
Construction and land	-	-	-	-	-	-
Home equity and credit lines	46	46	5	93	93	93
Commercial	246	246	246	384	387	7
Consumer	-	-	-	2	6	1
	$2,700	$2,721	$359	$479	$486	$101

With no related allowance recorded:
Real estate loans:
One- to-four family	$6,233	$7,537	$-	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	11,649	14,359	-	15,128	19,667	-
Construction and land	3,711	3,711	-	4,177	4,204	-
Home equity and credit lines	643	823	-	723	907	-
Commercial	3,542	4,604	-	2,742	3,043	-
Consumer	2	5	-	-	-	-
	$25,780	$31,039	$-	$30,226	$36,422	$-

Total
Real estate loans:
One- to-four family	$8,464	$9,789	$108	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	11,826	14,536	-	15,128	19,667	-
Construction and land	3,711	3,711	-	4,177	4,204	-
Home equity and credit lines	689	869	5	816	1,000	93
Commercial	3,788	4,850	246	3,126	3,430	7
Consumer	2	5	-	2	6	1
	$28,480	$33,760	$359	$30,705	$36,908	$101

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2013 and June 30, 2012:

For the Six Months Ended:	June 30, 2013		June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to-four family	$2,263	$30	$-	$-
Multi-family	-	-	-	-
Commercial	179	2	-	-
Construction and land	-	-	-	-
Home equity and credit lines	46	-	-	-
Commercial	55	-	-	-
Consumer	-	-	-	-
	$2,543	$32	$-	$-

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,468	$94	$6,810	$118
Multi-family	-	-	-	-
Commercial	12,027	164	14,859	380
Construction and land	3,806	25	4,234	68
Home equity and credit lines	665	11	202	9
Commercial	4,710	28	417	15
Consumer	2	-	12	1
	$27,678	$322	$26,534	$591

Total
Real estate loans:
One-to-four family	$8,731	$124	$6,810	$118
Multi-family	-	-	-	-
Commercial	12,206	166	14,859	380
Construction and land	3,806	25	4,234	68
Home equity and credit lines	711	11	202	9
Commercial	4,765	28	417	15
Consumer	2	-	12	1
	$30,221	$354	$26,534	$591

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $269,000 and $107,000 for the six months ended June 30, 2013 and 2012, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2013 and June 30, 2012:

For the Three Months Ended:	June 30, 2013		June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to-four family	$2,254	$17	$-	$-
Multi-family	-	-	-	-
Commercial	178	2	-	-
Construction and land	-	-	-	-
Home equity and credit lines	46	-	-	-
Commercial	109	-	-	-
Consumer	-	-	-	-
	$2,587	$19	$-	$-

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,454	$37	$6,377	$69
Multi-family	-	-	-	-
Commercial	11,982	139	15,054	180
Construction and land	3,763	13	4,229	38
Home equity and credit lines	661	1	158	9
Commercial	4,651	27	290	5
Consumer	2	-	10	-
	$27,513	$217	$26,118	$301

Total
Real estate loans:
One-to-four family	$8,708	$54	$6,377	$69
Multi-family	-	-	-	-
Commercial	12,160	141	15,054	180
Construction and land	3,763	13	4,229	38
Home equity and credit lines	707	1	158	9
Commercial	4,760	27	290	5
Consumer	2	-	10	-
	$30,100	$236	$26,118	$301

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $131,000 and $33,000 for the three months ended June 30, 2013 and 2012, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At June 30, 2013
Real estate loans:
One- to four-family	$-	$2,332	$2,615	$4,947	$142,884	$147,831	$-
Multi-family	-	-	-	-	1,049	1,049	-
Commercial	-	-	1,342	1,342	89,209	90,551	-
Construction and land	-	-	2,089	2,089	7,019	9,108	-
Home equity loans and lines of credit	262	175	349	786	26,677	27,463	-
Commercial	-	364	-	364	21,080	21,444	-
Consumer and other	71	-	2	73	1,194	1,267	-
Total	$333	$2,871	$6,397	$9,601	$289,112	$298,713	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2012
Real estate loans:
One- to four-family	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674	$-
Multi-family	-	-	-	-	397	397	-
Commercial	2,288	593	1,432	4,313	85,830	90,143	-
Construction and land	-	-	325	325	9,358	9,683	-
Home equity loans and lines of credit	38	169	628	835	27,822	28,657	-
Commercial	-	384	75	459	22,886	23,345	-
Consumer and other	1	2	2	5	1,038	1,043	-
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942	$-

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

Non-performing assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,601	$2,553
Multi-family	-	-
Commercial	6,525	6,889
Construction and land	2,089	325
Home equity loans and lines of credit	609	628
Commercial	2,631	2,742
Consumer	2	2
Total non-accrual loans	16,457	13,139

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$16,457	$13,139
Real estate owned	4,714	5,347
Total non-performing assets	$21,171	$18,486

Ratios:
Total non-performing loans to total loans	5.51%	4.35%
Total non-performing loans to total assets	2.63%	2.11%
Total non-performing assets to total assets	3.38%	2.96%

At June 30, 2013, the nonaccrual loans consisted of 38 one- to four-family residential dwelling units, 13 commercial loans, three construction and land loans, twelve home equity loans, four commercial loans and one consumer loan.  Included in nonaccrual loans are 23 troubled debt restructurings in the amount of $11.4 million.  The Company had 17 properties in real estate owned totaling $4.7 million consisting of five one- to four-family dwelling units, four non-residential properties and eight construction and land loans.  Included in real estate owned at June 30, 2013 are three possible branch locations that were transferred from office properties and equipment during 2012 in the amount of $2.4 million.

At June 30, 2013, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 31 loans classified as troubled debt restructurings with a net loan balance of $10.1 million.  Twenty-three of the troubled debt restructurings (TDRs) are classified as one- to four-family dwelling units with a net loan balance of $3.8 million, six of the TDRs are as classified commercial real estate with a net loan balance of $4.7 million, one of the TDRs is classified as a construction and land loan with a net loan balance of $1.6 million, and one of the TDRs is classified as a home equity loan with a net loan balance of $40,000.

The following tables summarize information in regards to troubled debt restructurings for the three months ended June 30, 2013 and 2012:

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$282	$282
Total	2	$282	$282

June 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
Commercial	1	$3,768	$3,768
Total	1	$3,768	$3,768

All of the troubled debt that was restructured during the three months ended June 30, 2013 and 2012 consisted of interest rate modifications and no debt was forgiven.

The following tables summarize information in regards to troubled debt restructurings for the six months ended June 30, 2013 and 2012:

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$458	$458
Total	3	$458	$458

June 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$871	$871
Commercial	2	3,954	3,954
Total	6	$4,825	$4,825

All of the troubled debt that was restructured during the six months ended June 30, 2013 and 2012 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructuring with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended June 30, 2013:

That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$111
Total	1	$111

The following table presents troubled debt restructuring with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six months ended June 30, 2013:

That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$111
Commercial	2	2,982
Total	3	$3,093

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

8.           Deposits

Deposit accounts, by type, at June 30, 2013 and December 31, 2012 are summarized as follows:

	At June 30, 2013			At December 31, 2012
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$45,374	8.59%	-%	$39,301	7.09%	-%
Savings	108,482	20.56	0.57	106,469	19.22	0.65
NOW accounts	149,314	28.31	0.77	168,150	30.35	0.82
Super NOW accounts	41,216	7.81	0.35	44,548	8.04	0.54
Money market deposit	66,914	12.68	0.40	72,051	13.00	0.63
Total transaction accounts	411,300	77.95	0.53	430,519	77.70	0.64

Certificates of deposit	116,332	22.05	1.48	123,571	22.30	1.60

Total deposits	$527,632	100.00%	0.74%	$554,090	100.00%	0.86%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2013 and December 31, 2012:

Maturity	Interest Rate	June 30, 2013	December 31, 2012
		(Dollars in thousands)
July 1, 2013	0.37%	$34,020	$-
		$34,020	$-

At June 30, 2013, the Bank had a borrowing capacity of 30% of assets, or $187.8 million, available from the FHLB of New York.  At June 30, 2013, the Bank had $34.0 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$147,428	$-	$147,428	$-
Corporate debt obligations	4,774	-	4,774	-
Mutual fund	1,746	1,746	-	-
Municipal debt obligations	7,097	-	7,097	-
SBA pools	1,287	-	1,287	-
Mortgage-backed securities	18,688	-	18,688	-
Collateralized mortgage obligations	70,991	-	70,991	-
Total investment securities available-for-sale	$252,011	$1,746	$250,265	$-

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$127,053	$-	$127,053	$-
Corporate debt obligations	6,753	-	6,753	-
Mutual fund	4,948	4,948	-	-
Municipal debt obligations	6,256	-	6,256	-
SBA pools	1,439	-	1,439	-
Mortgage-backed securities	34,721	-	34,721	-
Collateralized mortgage obligations	52,134	-	52,134	-
Total investment securities available-for-sale	$233,304	$4,948	$228,356	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$14,265	$-	$-	$14,265
Real estate owned	$3,218	$-	$-	$3,218

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$14,879	$-	$-	$14,879
Real estate owned	$3,217	$-	$-	$3,217

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at June 30, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$14,265	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$3,218	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2013 and December 31, 2012:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At June 30, 2013 and December 31, 2012, the fair value consists of loan balances of $2.7 million and $479,000, respectively, net of valuation allowances of $359,000 and $101,000, respectively, and loan balances of $17.1 million and $20.6 million, respectively, net of partial charge-offs of $5.1 million and $6.1 million, respectively.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$8,687	$8,687	$-	$-	$8,687
Investment securities available-for-sale	252,011	1,746	250,265	-	252,011
Corporate debt obligations held-to-maturity	1,193	-	1,417	-	1,417
Municipal debt obligations held-to-maturity	30,025	-	30,494	-	30,494
Mortgage-backed securities held-to-maturity	258	-	281	-	281
Federal Home Loan Bank stock	2,233	2,233	-	-	2,233
Loans receivable, net	293,220	-	-	297,539	297,539
Accrued interest receivable	1,697	-	1,697	-	1,697

Financial liabilities:
Deposits	527,632	-	530,436	-	530,436
Federal Home Loan Bank short-term borrowings	34,020	-	34,020	-	34,020
Accrued interest payable	17	-	17	-	17

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
Mortgage-backed securities held-to-maturity	429	-	469	-	469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Federal Home Loan Bank short-term borrowings	-	-	-	-	-
Federal Home Loan Bank long-term borrowings	-	-	-	-	-
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

11.	Regulatory Matters and Capital Requirements

As previously disclosed, on May 30, 2013, the Bank entered into an agreement with the Comptroller of the Currency (the “OCC”). The agreement provides, among other things, that within specified time frames:

●	the Bank must establish a Compliance Committee to monitor and coordinate the Bank’s adherence to the agreement and submit reports to the OCC;

●	the Bank must hire an independent consultant to review the Bank’s lending function, and the Bank must implement a written plan to correct deficiencies noted by the consultant;

●	the Bank must submit for review and non-objection by the OCC a three-year written capital plan;

●	the Bank must submit for review and non-objection by the OCC a three-year strategic plan;

●	the Bank must implement a profit plan to improve and sustain the Bank’s earnings;

36

●
the Bank must take immediate and continuing action to protect its interest in criticized assets, and must implement a written program to eliminate the basis of criticism of criticized, classified and certain other assets;

●	the Bank must review the adequacy of the Bank’s allowance for loan losses and establish a program for the maintenance of an adequate allowance for loan losses;

●	the Bank must implement a written program to improve credit risk management; and

●	the Bank must implement a policy to ensure that other real estate owned is managed in accordance with applicable federal regulations.

On May 30, 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of June 30, 2013, the Bank’s ratios for these items were 9.83%, 19.15% and 20.40%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, regulatory compliance, interest rates and deposit growth.  Words such as “may,” “could,” “should,” “would,” “will,” “will likely result,” “believe,” “expect,” “plan,” “will continue,” “is anticipated,” “estimate,” “intend,” “project,” and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings than those presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K for the year ended December 31, 2012 under Part I, Item 1A-”Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters. Historically, we believe our estimates and assumptions have proven to be relatively accurate.  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, additional provisions to the allowance for loan losses may be required that would adversely impact earnings for future periods.  In addition, the OCC and the Board of Governors of the Federal Reserve System, as an integral part of their examination processes, periodically review our allowance for loan losses.  They may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at June 30, 2013.

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $2.0 million, or 0.32%, to $625.6 million at June 30, 2013, from $623.6 million at December 31, 2012.  The increase was mainly the result of increases in investment securities available-for-sale, investment securities held-to-maturity and Federal Home Loan Bank stock offset by decreases in cash and cash equivalents and loans receivable.

Net loans receivable decreased $4.0 million, or 1.33%, to $293.2 million at June 30, 2013 from $297.2 million at December 31, 2012.  Commercial real estate loans increased $408,000 to $90.5 million at June 30, 2013 from $90.1 million at December 31, 2012.  Construction and land loans decreased $575,000 to $9.1 million at June 30, 2013.  One- to four-family residential real estate loans decreased $843,000 to $147.8 million at June 30, 2013 from $148.7 million at December 31, 2012.    Home equity loans and lines of credit decreased $1.2 million to $27.4 million at June 30, 2013 from $28.6 million at December 31, 2012.  Commercial loans decreased by $1.9 million to $21.4 million at June 30, 2013 from $23.3 million at December 31, 2012.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally Colonial Bank’s common stockholder’s equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which increased to $16.5 million at June 30, 2013 from $13.1 million at December 31, 2012.

Real estate owned totaled $4.7 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively.  We currently hold through the foreclosure process or deed-in-lieu of foreclosure 17 properties, five of which are residential one- to four-family properties, four of which are nonresidential properties and eight of which are construction and land loans.  The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category in June 2012.

Securities available-for-sale increased $18.7 million, or 8.0%, to $252.0 million at June 30, 2013 from $233.3 at December 31, 2012.  This increase was the result of purchases in the amount of $97.9 million offset by calls, maturities and sales in the amount of $53.6 million, $17.1 in principal amortization and a market value decrease of $8.6 million.  Securities held-to-maturity increased by $1.5 million, to $31.5 million at June 30, 2013 from $30.0 million at December 31, 2012.  This increase was the result of purchases in the amount of $15.6 million offset by calls and maturities in the amount of $14.0 million and principal amortization of $173,000.

Deposits decreased $26.5 million, or 4.8%, to $527.6 million at June 30, 2013 from $554.1 million at December 31, 2012.  NOW accounts decreased $18.9 million, or 11.2%, to $149.3 million at June 30, 2013 from $168.2 million at December 31, 2012.  Savings accounts increased $2.0 million to $108.5 million at June 30, 2013 from $106.5 million at December 31, 2012.  Super NOW accounts decreased by $3.3 million to $41.2 million at June 30, 2013 from $44.5 million at December 31, 2012.  Non-interest bearing demand accounts increased by $6.1 million to $45.4 million at June 30, 2013 from $39.3 million at December 31, 2012.  Certificates of deposit decreased by $7.3 million to $116.3 million at June 30, 2013 from $123.6 million at December 31, 2012.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $34.0 million at June 30, 2013; there were no Federal Home Loan Bank borrowings at December 31, 2012.

Total stockholders’ equity decreased $6.0 million to $62.0 million at June 30, 2013 from $68.0 million at December 31, 2012.  This decrease was mainly attributable to a net loss of $483,000 and a reduction in the market value of available for sale securities of $5.5 million.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

General.  We experienced a net loss of $980,000 for the three months ended June 30, 2013 compared to a net loss of $1.5 million for the three months ended June 30, 2012.  The principal reasons for the decrease in net loss were a decrease in the provision for loan losses in the amount of $828,000 and an increase in total non-interest income of $987,000 offset by a decrease in net interest income of $383,000, an increase in total non-interest expense of $649,000 and a decrease in income tax benefit of $251,000.

Interest Income.  Interest income decreased $788,000 to $4.6 million for the three months ended June 30, 2013 from $5.4 million for the three months ended June 30, 2012.  The decrease in interest income resulted from a decrease of $480,000 in interest income on loans and a decrease of $308,000 in interest income on securities.

Interest income on loans decreased $480,000 to $3.4 million for the three months ended June 30, 2013 from $3.9 million for the three months ended June 30, 2012.  This decrease was caused by a decrease in the average yield on loans to 4.58% for the three months ended June 30, 2013 from 5.28% for the three months ended June 30, 2012 partially offset by an increase in the average balance of loans by $2.8 million to $296.0 million for the three months ended June 30, 2013 from $293.2 million for the three months ended June 30, 2012.

Interest income on securities decreased by $308,000 to $1.2 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 52 basis points to 1.65% for the three months ended June 30, 2013 from 2.17% for the three months ended June 30, 2012, offset by an increase in the average balance of taxable and tax-exempt securities to $292.2 million for the three months ended June 30, 2013 from $278.9 million for the three months ended June 30, 2012.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $405,000 to $1.1 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012.

Interest expense on interest-bearing deposits decreased by $406,000 to $1.1 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.82% for the three months ended June 30, 2013 from 1.13% for the three months ended June 30, 2012, and a decrease in the average balance of interest-bearing deposits to $506.7 million for the three months ended June 30, 2013 from $510.7 million for the three months ended June 30, 2012.  We experienced decreases in the average balances of savings accounts, money market deposit accounts, and certificates of deposit and increases in NOW and Super-NOW accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended June 30, 2013, reflecting lower market rates.

Interest expense on borrowings increased $1,000 to $12,000 for the three months ended June 30, 2013 from $11,000 for the three months ended June 30, 2012.  This increase was primarily due to a $10.7 million increase in the average balance of borrowings to $12.7 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012 offset by a decrease in the average rate paid on borrowings to 0.37% for the three months ended June 30, 2013 from 1.80% for the three months ended June 30, 2012.  We have increased our outstanding borrowings because proceeds received from the sales, calls, maturities and amortization of securities, discussed above, did not meet our cash needs to fund loan originations, investment securities purchases and a net decrease in deposits.

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

In March 2013, in an effort to enhance the allowance for loan loss methodology, the Bank instituted a migration analysis process in determining the allowance.  Migration analysis uses loan level attributes to track the movement of loans through the various loan classifications in order to estimate the percentage of losses likely to be incurred in a financial institution’s current portfolio. The purpose of migration analysis is to determine what rate of loss an institution has incurred on similarly criticized or past due loans. This purpose is the same as that of historical loss rate analysis, but it is more granular and therefore can give a truer reflection of the losses inherent in the current portfolio.  Since this was the first quarter for the analysis under this process, some reallocation occurred between categories of loans but the overall allowance was deemed appropriate.

During the three months ended June 30, 2013, the Company charged off $2.2 million in loans, which included $159,000 on one- to four-family real estate loans, $947,000 on commercial real estate loans, $57,000 on home equity and lines of credit, $1.0 million on commercial loans, and $3,000 on consumer loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the three months ended June 30, 2013 were the reduced appraisals that we received on loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the three months ended June 30, 2012, the Company charged off $3.5 million in loans, including $3.0 million in commercial real estate loans.  The charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Four out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the three months ended June 30, 2012 to their estimated fair value based on appraisals.  We feel this industry sector is not representative of the remaining commercial real estate portfolio and have therefore reduced the risk-weighted historical loss factor for the second quarter of 2012 in the calculation for the general loan loss allowance.  We have not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs for the three months ended June 30, 2012 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  While qualitative risk factors in the general allowance calculation were increased in response to the increase collateral valuation risk noted in the previously mentioned sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.7 million for the three months ended June 30, 2013 and a provision for loan losses of $3.5 million for the three months ended June 30, 2012.  The allowance for loan losses was $4.6 million, or 1.54% of total loans, at June 30, 2013, compared to $2.9 million, or 1.01% of total loans, at June 30, 2012.  Our balance of loans we evaluated individually for impairment was $28.5 million at June 30, 2013 and $30.7 million at December 31, 2012.  At June 30, 2013 and 2012, we maintained unallocated allowances for loan losses of $1.5 million and $500,000 respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $1.4 million for the three months ended June 30, 2013 and $399,000 for the three months ended June 30, 2012.  For the three months ended June 30, 2013, there was a net gain on the sale and call of investment securities in the amount of $1.0 million compared to a net gain of $30,000 for the three months ended June 30, 2012.  Fees and service charges on deposit accounts decreased by $28,000 to $253,000 for the three months ended June 30, 2013 from $281,000 for the three months ended June 30, 2012.    Earnings on bank owned life insurance totaled $111,000 for the three months ended June 30, 2013 and $87,000 for the three months ended June 30, 2012.

Non-interest Expense.  Non-interest expense increased $649,000 to $3.9 million for the three months ended June 30, 2013 from $3.2 million for the three months ended June 30, 2012.  Compensation and benefits expense decreased by $56,000 to $1.6 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012.  Occupancy and equipment expense decreased $64,000 to $380,000 for the three months ended June 30, 2013 from $444,000 for the three months ended June 30, 2012.  Federal deposit insurance premiums increased $51,000 to $192,000 for the three months ended June 30, 2013 from $141,000 for the three months ended June 30, 2012.  Data processing fees increased by $41,000 to $248,000 for the three months ended June 30, 2013 from $207,000 for the three months ended June 30, 2012 due to increased costs associated with item processing.  Professional fees increased $258,000 due to increased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense increased $409,000 to $547,000 for the three months ended June 30, 2013 due to allowances set up on properties with lower appraisals.

Income Tax Benefit. We recorded an income tax benefit of $596,000 for the three months ended June 30, 2013, compared to an income tax benefit of $847,000 for the three months ended June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and June 30, 2012

General.  We experienced a net loss of $483,000 for the six months ended June 30, 2013 compared to a net loss of $1.3 million for the six months ended June 30, 2012.  The principal reasons for the decrease in net loss were a decrease in the provision for loan losses in the amount of $2.0 million and an increase in total non-interest income of $956,000 offset by a decrease in net interest income of $867,000, an increase in total non-interest expense of $990,000 and a decrease in income tax benefit of $352,000.

Interest Income.  Interest income decreased $1.7 million to $9.3 million for the six months ended June 30, 2013 from $11.0 million for the six months ended June 30, 2012.  The decrease in interest income resulted from a decrease of $966,000 in interest income on loans and a decrease of $694,000 in interest income on securities.

Interest income on loans decreased $966,000 to $7.0 million for the six months ended June 30, 2013 from $7.9 million for the six months ended June 30, 2012.  The average balance of loans increased $967,000 to $296.0 million for the six months ended June 30, 2013 from $295.1 million for the six months ended June 30, 2012 offset by a decrease in the average yield to 4.72% for the six months ended June 30, 2013 from 5.39% for the six months ended June 30, 2012.

Interest income on securities decreased by $694,000 to $2.3 million for the six months ended June 30, 2013 from $3.0 million for the six months ended June 30, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 57 basis points to 1.67% for the six months ended June 30, 2013 from 2.24% for the six months ended June 30, 2012, offset by an increase in the average balance of taxable and tax-exempt securities to $279.9 million for the six months ended June 30, 2013 from $270.6 million for the six months ended June 30, 2012.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $793,000 to $2.1 million for the six months ended June 30, 2013 from $2.9 million for the six months ended June 30, 2012.

Interest expense on interest-bearing deposits decreased by $783,000 to $2.1 million for the six months ended June 30, 2013 from $2.9 million for the six months ended June 30, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.83% for the six months ended June 30, 2013 from 1.13% for the six months ended June 30, 2012, offset by an increase in the average balance of interest-bearing deposits to $511.1 million for the six months ended June 30, 2013 from $510.7 million for the six months ended June 30, 2012.  We experienced decreases in the average balances of savings accounts and certificates of deposit and increases in NOW and Super-NOW and money market accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Interest expense on borrowings decreased $10,000 to $12,000 for the six months ended June 30, 2013 from $22,000 for the six months ended June 30, 2012.  This decrease was primarily due to a $4.1 million increase in the average balance of borrowings to $6.5 million for the six months ended June 30, 2013 from $2.4 million for the six months ended June 30, 2012 offset by a decrease in the average rate paid on borrowings to 0.37% for the six months ended June 30, 2013 from 1.80% for the six months ended June 30, 2012.

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

During the six months ended June 30, 2013, the Company charged off $2.3 million in loans, which included $159,000 on one- to four-family loans, $947,000 on commercial real estate loans, $37,000 on construction and land loans, $150,000 on home equity and lines of credit, $1.0 million on commercial loans, and $7,000 on consumer loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the six months ended June 30, 2013 were the reduced appraisals that we received on loans we were monitoring.  The charge-offs during this period are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the six months ended June 30, 2012, the Company charged off $6.9 million in loans, including $4.5 million in commercial real estate loans.  The charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Four out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the six months ended June 30, 2012 to their estimated fair value based on appraisals.  We feel this industry sector is not representative of the remaining commercial real estate portfolio and have therefore reduced the risk-weighted historical loss factor for the first half of 2012 in the calculation for the general loan loss allowance.  We have not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs for the six months ended June 30, 2012 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  While qualitative risk factors in the general allowance calculation were increased in response to the increased collateral valuation risk noted in the previously mentioned sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.7 million for the six months ended June 30, 2013 and a provision for loan losses of $4.7 million for the six months ended June 30, 2012.  The allowance for loan losses was $4.6 million, or 1.54% of total loans, at June 30, 2013, compared to $2.9 million, or 1.01% of total loans, at June 30, 2012.  Our balance of loans we evaluated individually for impairment was $28.5 million at June 30, 2013 and $30.7 million at December 31, 2012.  At June 30, 2013 and 2012, we maintained unallocated allowances for loan losses of $1.5 million and $500,000 respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $1.9 million for the six months ended June 30, 2013 and $945,000 for the six months ended June 30, 2012.  Fees and service charges on deposit accounts increased by $29,000 to $601,000 for the six months ended June 30, 2013 from $572,000 for the six months ended June 30, 2012.  For the six months ended June 30, 2013, there was a net gain on the sale and call of investment securities in the amount of $1.1 million compared to a net gain of $196,000 for the six months ended June 30, 2012.  Earnings on bank owned life insurance totaled $218,000 for the six months ended June 30, 2013 and $173,000 for the six months ended June 30, 2012.

Non-interest Expense.  Non-interest expense increased $990,000 to $7.3 million for the six months ended June 30, 2013 from $6.3 million for the six months ended June 30, 2012.  Compensation and benefits expense decreased slightly by $7,000 to remain at $3.4 million for the six months ended June 30, 2013 and 2012, respectively.  Occupancy and equipment expense decreased $34,000 to $786,000 for the six months ended June 30, 2013 from $820,000 for the six months ended June 30, 2012.  Federal deposit insurance premiums increased $72,000 to $323,000 for the six months ended June 30, 2013 from $251,000 for the six months ended June 30, 2012 due to increased premiums.  Data processing fees increased by $80,000 to $485,000 for the six months ended June 30, 2013 from $405,000 for the six months ended June 30, 2012. This increase was due to costs associated with item processing.  Professional fees increased $246,000 to $639,000 for the six months ended June 30, 2013 from $393,000 for the six months ended June 30, 2012 due to increased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense increased $588,000 to $760,000 for the six months ended June 30, 2013 from $172,000 for the six months ended June 30, 2102 due to allowances set up on properties with lower appraisals.

Income Tax Benefit. We recorded an income tax benefit of $417,000 for the six months ended June 30, 2013, compared to an income tax benefit of $769,000 for the six months ended June 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $8.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $252.0 million at June 30, 2013.  In addition, at June 30, 2013, we had the ability to borrow a total of $187.6 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, we had $34.0 million in advances outstanding.

At June 30, 2013, loan commitments outstanding totaled $7.1 million. In addition to commitments to originate loans, we had $21.4 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of June 30, 2013 totaled $51.8 million.  Total certificates of deposit due within one year of June 30, 2013 represent 9.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2013, we originated $30.1 million of loans and purchased $112.0 million of securities.  For the six months ended June 30, 2012, we originated $21.4 million of loans and purchased $90.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a decrease of $26.5 million and a net increase of $23.0 million in total deposits for the six months ended June 30, 2013 and 2012, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $34.0 million at June 30, 2013.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements administered by the Office of Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  Please see Note 11, Regulatory Matters and Capital Requirements, for minimal capital requirements imposed on the Bank by the Office of Comptroller of the Currency.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Colonial Bank FSB on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as Colonial Financial Services, Inc., effective January 1, 2015.

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

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at June 30, 2013. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.              Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the second quarter in 2013 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)
April 1 – April 30, 2013	-	-	81,870	117,081

May 1 – May 31, 2013	-	-	81,870	117,081

June 1 – June 30, 2013	-	-	81,870	117,081

Total	-	-	81,870	117,081

(1)      On February 17, 2012, the Company announced a second stock repurchase program to repurchase approximately 5%, or 198,951 shares of outstanding common stock.

Item 3.                 Defaults Upon Senior Securities

None

Item 4.                Mine Safety Disclosures

Not applicable

Item 5.                 Other Information

None

Item 6.                 Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: August 13, 2013	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

