Form 10-Q
period 2013-09-30
Colonial Financial Services, Inc.
filed 2013-11-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________________________________ to ______________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 13, 2013, 3,853,058 shares of common stock, par value $0.01 per share

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2013	December 31, 2012

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$9,010	$26,418
Investment securities available for sale	241,616	233,304
Investment securities held to maturity (fair value at September 30, 2013 - $25,055; at December 31, 2012 - $30,924)	24,373	29,939
Loans receivable, net of allowance for loan losses of $5,680 at September 30, 2013 and $4,146 at December 31, 2012	284,387	297,182
Real estate owned, net	4,148	5,347
Federal Home Loan Bank stock, at cost	1,081	758
Office properties and equipment, net	7,957	8,195
Bank-owned life insurance	14,498	14,168
Accrued interest receivable	1,559	1,650
Other assets	9,607	6,635
Total Assets	$598,236	$623,596

Liabilities and Stockholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$46,284	$39,301
Interest-bearing	481,028	514,789
Total deposits	527,312	554,090
Federal Home Loan Bank short-term borrowings	8,410	-
Advances from borrowers for taxes and insurance	927	661
Accrued interest payable and other liabilities	1,286	808
Total Liabilities	537,935	555,559

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,853,058 shares at September 30, 2013 and 3,852,791 shares at December 31, 2012	39	39
Additional paid-in capital	37,167	37,155
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,378)	(1,378)
Retained earnings	26,876	29,307
Accumulated other comprehensive income (loss)	(2,403)	2,914
Total Stockholders’ Equity	60,301	68,037
Total Liabilities and Stockholders’ Equity	$598,236	$623,596

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$3,370	$3,914	$10,350	$11,860
Mortgage-backed securities	489	719	1,540	2,346
Investment securities: Taxable	514	532	1,557	1,601
Investment securities: Tax-exempt	114	149	353	480
Total Interest Income	4,487	5,314	13,800	16,287

Interest Expense
Deposits	892	1,281	3,003	4,175
Borrowings	15	10	27	32
Total Interest Expense	907	1,291	3,030	4,207
Net Interest Income	3,580	4,023	10,770	12,080

Provision for Loan Losses	2,831	329	5,540	5,072
Net Interest Income after Provision for Loan Losses	749	3,694	5,230	7,008

Non-Interest Income
Fees and service charges	303	294	904	866
Net gain on sales and calls of investment securities	4	22	1,064	218
Earnings on life insurance	112	88	330	261
Other	10	21	32	25
Total Non-Interest Income	429	425	2,330	1,370

Non-Interest Expenses
Compensation and benefits	1,802	1,753	5,177	5,135
Occupancy and equipment	416	396	1,202	1,216
Data processing	235	237	720	642
FDIC insurance premium	211	148	534	399
Office supplies	38	51	116	144
Professional fees	290	199	929	592
Advertising and promotions	35	42	91	122
Real estate owned, net	429	247	1,189	419
Other	367	355	1,147	1,051
Total Non-Interest Expenses	3,823	3,428	11,105	9,720
Income (Loss) before Income Taxes	(2,645)	691	(3,545)	(1,342)

Income Tax Expense (BENEFIT)	(697)	216	(1,114)	(553)
Net Income (Loss)	$(1,948)	$475	$(2,431)	$(789)

Per Share Data (See Note 3):
Income (Loss) per share – basic	$(0.52)	$0.13	$(0.65)	$(0.21)
Income (Loss) per share – diluted	$(0.52)	$0.12	$(0.65)	$(0.21)
Weighted average number of shares outstanding – basic	3,719,643	3,793,790	3,719,789	3,814,645
Weighted average number of shares outstanding – diluted	3,719,643	3,805,545	3,719,789	3,814,645

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30.
	2013	2012	2013	2012

	(Dollars in thousands)

Net income (loss)	$(1,948)	$475	$(2,431)	$(789)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2013, $136 and $(2,500); 2012, $77 and $73	215	134	(4,678)	126

Less reclassification adjustment for realized gain on sale of securities (net) included in net income (loss) net of tax expense – 2013, $1 and $425; 2012, $7 and $86	(3)	(15)	(639)	(132)
Total Other Comprehensive Income (Loss)	212	119	(5,317)	(6)

Comprehensive Income (Loss)	$(1,736)	$594	$(7,748)	$(795)

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	-	(2,431)	-	(2,431)

Other comprehensive loss	-	-	-	-	-	(5,317)	(5,317)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)

Stock-based compensation expense (restricted stock awards)	10,267	-	59	-	-	-	59

Stock-based compensation expense (stock options)	-	-	87	-	-	-	87

Balance, September 30, 2013	3,853,058	$39	$37,167	$(1,378)	$26,876	$(2,403)	$60,301

Balance, January 1, 2012	3,994,046	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	-	(789)	-	(789)

Other comprehensive loss	-	-	-	-	-	(6)	(6)

Repurchase and retirement of common stock	(71,870)	(1)	(943)	-	-	-	(944)
Stock-based compensation expense (restricted stock awards)	1,088	-	96	-	-	-	96

Stock-based compensation expense (stock options)	-	-	139	-	-	-	139

Balance, September 30, 2012	3,923,264	$39	$37,952	$(1,586)	$30,267	$3,509	$70,181

 See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net loss	$(2,431)	$(789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,540	5,072
Depreciation expense	426	424
Stock-based compensation expense	146	235
Net earnings on bank-owned life insurance	(330)	(261)
Net amortization of loan costs	260	62
Net (gain) on sales and calls of investment securities	(1,064)	(218)
Net (gain) on the sale of real estate owned	(149)	(50)
Provision for real estate owned	1,073	175
(Accretion of discount) on investment securities, net	(183)	(186)
Decrease (increase) in accrued interest receivable	91	(110)
Increase in other assets	(2,972)	(1,581)
Increase in accrued interest payable and other liabilities	478	189
Net cash provided by operating activities	885	2,962
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	5,996	998
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available-for-sale	13,075	-
Proceeds from calls and maturities of investment securities available-for-sale	39,049	76,298
Proceeds from calls and maturities of investment securities held-to-maturity	21,126	13,899
Purchase of investment securities available-for-sale	(61,309)	(108,452)
Purchase of investment securities held-to-maturity	(15,625)	(9,205)
Purchase of mortgage-backed securities and collateralized mortgage obligations available-for-sale	(36,609)	(13,832)
Purchase of office properties and equipment	(188)	(354)
Principal repayments from investment securities	2,870	207
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	24,611	30,778
Net (increase) decrease of Federal Home Loan Bank stock	(323)	423
Proceeds from the sale of real estate owned	1,085	489
Net decrease (increase) in loans receivable	6,185	(4,196)
Net cash used in investing activities	(57)	(12,947)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(26,778)	35,668
Repayment of Federal Home Loan Bank short-term borrowings	-	(8,045)
Proceeds from Federal Home Loan Bank short-term borrowings	8,410	-
Increase in advances from borrowers for taxes and insurance	266	172
Common stock repurchased and retired	(134)	(944)
Net cash (used in) provided by financing activities	(18,236)	26,851
(Decrease) increase in cash and cash equivalents	(17,408)	16,866
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,418	7,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,010	$24,759

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$3,039	$4,219
Income taxes	$-	$690

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$810	$2,200
Transfer from office properties and equipment to real estate owned	$-	$2,405
Transfer from real estate owned to office properties and equipment	$-	$205

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

The Bank has established a Delaware corporation, COBK Investments, LLC (formerly known as COBK Investments, Inc. and CB Delaware Investments, Inc.) whose purpose is to invest in and manage securities, and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to hold foreclosed real estate (collectively, the “Operating Subsidiaries”).

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2013 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.  The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.  The amendments in this update are effective during interim and annual periods beginning on or after January 1, 2013.  An entity should provide the required disclosure retrospectively for all comparative periods presented.  The adoption of this FASB ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, Income Taxes (Topic 740).”  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  The amendments in this Update do not require new recurring disclosures.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net loss (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income (loss) for the three months ended September 30, 2013 and 2012 is $(1,948,000) and $475,000, respectively.  Net loss for the nine months ended September 30, 2013 and 2012 is $(2,431,000) and $(789,000), respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2013 and 2012, there were 346,175 and 176,332 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(1,948,000)	$475,000	$(2,431,000)	$(789,000)

Weighted average common shares issued	3,853,058	3,947,290	3,853,204	3,968,145
Average unearned ESOP shares	(133,415)	(153,500)	(133,415)	(153,500)
Weighted average common shares outstanding-basic	3,719,643	3,793,790	3,719,789	3,814,645
Effect of dilutive non-vested shares and stock options outstanding	-	11,755	-	-
Weighted average common shares outstanding-diluted	3,719,643	3,805,545	3,719,789	3,814,645
Basic income (loss) per share	$(0.52)	$0.13	$(0.65)	$(0.21)
Diluted income (loss) per share	$(0.52)	$0.12	$(0.65)	$(0.21)

4.           Stock-Based Compensation

At September 30, 2013, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  For the three and nine months ended September 30, 2013, $(1,000) and $5,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $0 and $2,000, respectively.  The negative amount was due to reversing the previously recognized expense for awards that were forfeited during the quarter.  As of September 30, 2013, there was $4,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 0.25 years.  For the three and nine months ended September 30, 2012, $3,000 and $9,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  For the three and nine months ended September 30, 2013, $(4,000) and $54,000 in compensation expense was recognized in regard to these restricted stock awards, respectively with a related tax benefit of $0 and $18,000, respectively.  The negative amount was due to reversing the previously recognized expense for awards that were forfeited during the quarter.  For the three and nine months ended September 30, 2013, there was no expense recorded for the performance-based awards.  For the three and nine months ended September 30, 2012, $29,000 and $87,000 in compensation expense was recognized in regard to these restricted stock awards, respectively with a related tax benefit of $10,000 and $30,000, respectively.  For the three and nine months ended September 30, 2012, there was no expense recorded for the performance-based awards.  As of September 30, 2013, there was $722,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 3.25 years.

A summary of the status of the shares under the two Plans as of September 30, 2013 and changes during the nine months ended September 30, 2013 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, January 1, 2013	93,970	$12.45
Granted	-	-
Forfeitures	30,871	12.45
Vested	10,267	12.41
Restricted stock, end of period	52,832	$12.46

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 3.00 years at September 30, 2013 and 4.00 years at September 30, 2012.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 7.25 years at September 30, 2013 and 8.25 years at September 30, 2012.  Stock-based compensation expense related to stock options granted in 2011 for the three and nine months ended September 30, 2013, was $(1,000) and $5,000 with a related tax benefit of $0 and $2,000, respectively.  The negative amount was due to reversing the previously recognized expense for options that were forfeited during the quarter.  As of September 30, 2013, there was approximately $2,000 of unrecognized compensation cost related to unvested stock options granted in 2011.  The cost will be recognized in a straight line method over a period of 0.25 years.  Stock-based compensation expense related to stock options awarded in 2011 for the three and nine months ended September 30, 2012, was $3,000 and $9,000 with a related tax benefit of $1,000 and $3,000, respectively.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 8.25 years at September 30, 2013.  Stock-based compensation expense related to stock options granted in 2012 for the three and nine months ended September 30, 2013, was $(3,000) and $82,000 with a related tax benefit of $0 and $28,000, respectively.  The negative amount was due to reversing the previously recognized expense for options that were forfeited during the quarter.  For the three and nine months ended September 30, 2012, there was $41,000 and $130,000 with a related tax benefit of $14,000 and $44,000 of stock based compensation expense, respectively.  As of September 30, 2013, there was approximately $406,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 3.25 years.

A summary of the status of the Company’s stock options under the two plans as of September 30, 2013 and changes during the nine months ended September 30, 2013 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2013	379,260	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	85,917	12.78
Options outstanding, end of period	293,343	$12.87
Exercisable at end of period	184,318	$13.12

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $71,000 and $206,000 for the three and nine months ended September 30, 2013 and $66,000 and $193,000 for the three and nine months ended September 30, 2012, respectively.

The following table presents the components of the ESOP shares:

	September 30, 2013	September 30, 2012
Shares released for allocation	114,784	94,699
Unreleased shares	133,415	153,500
Total ESOP shares	248,199	248,199

5.           Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $3.3 million of standby letters of credit outstanding as of September 30, 2013.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.           Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2013
U. S. Government obligations	$144,359	$27	$(3,642)	$140,744
Corporate debt obligations	4,490	17	(5)	4,502
Mutual fund	4,435	44	-	4,479
Municipal debt obligations	7,221	28	(146)	7,103
SBA pools	1,225	2	(5)	1,222
Mortgage-backed securities	16,260	866	(44)	17,082
Collateralized mortgage obligations	67,384	468	(1,368)	66,484
	$245,374	$1,452	$(5,210)	$241,616

December 31, 2012
U. S. Government obligations	$126,524	$692	$(163)	$127,053
Corporate debt obligations	6,603	151	(1)	6,753
Mutual fund	4,909	39	-	4,948
Municipal debt obligations	6,171	94	(9)	6,256
SBA pools	1,427	13	(1)	1,439
Mortgage-backed securities	32,340	2,411	(30)	34,721
Collateralized mortgage obligations	50,846	1,290	(2)	52,134
	$228,820	$4,690	$(206)	$233,304

Held to Maturity:
September 30, 2013
Corporate debt obligations	$1,193	$220	$-	$1,413
Municipal debt obligations	22,955	440	-	23,395
Mortgage-backed securities	225	22	-	247
	$24,373	$682	$-	$25,055

December 31, 2012
Corporate debt obligations	$1,192	$310	$-	$1,502
Municipal debt obligations	28,318	635	-	28,953
Mortgage-backed securities	429	40	-	469
	$29,939	$985	$-	$30,924

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at September 30, 2013 and December 31, 2012 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$19,357	$19,357	$8,931	$8,485
Due after one year through five years	1,500	1,740	50,864	46,902
Due after five years through ten years	1,646	1,438	100,710	100,981
Due thereafter	1,645	2,273	1,225	1,682
Sub-total	24,148	24,808	161,730	158,050
Mortgage-backed securities and collateralized mortgage obligations	225	247	83,644	83,566
Total	$24,373	$25,055	$245,374	$241,616

At September 30, 2013 and December 31, 2012, $146.4 million and $92.3 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $1.1 million while gross realized losses on available-for-sale securities totaled $18,000, for the nine months ended September 30, 2013.  There were no gross realized gains or losses on held-to-maturity securities for the nine months ended September 30, 2013.

Gross realized gains on available-for-sale securities totaled $22,000 while gross realized losses on available-for-sale securities totaled $18,000, for the three months ended September 30, 2013.  There were no gross realized gains or losses on held-to-maturity securities for the three months ended September 30, 2013.

Gross realized gains on available-for-sale securities totaled $234,000 while gross realized losses on available-for-sale securities totaled $16,000, for the nine months ended September 30, 2012.  There were no gross realized gains or losses on held-to-maturity securities for the nine months ended September 30, 2012.

Gross realized gains on available-for-sale securities totaled $22,000 while gross realized losses on held-to-maturity securities totaled $0, for the three months ended September 30, 2012.  There were no gross realized gains or losses on held-to-maturity securities for the three months ended September 30, 2012.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$128,920	$3,642	$-	$-	$128,920	$3,642
Corporate debt obligations	1,496	5	-	-	1,496	5
Municipal debt obligations	3,890	146	-	-	3,890	146
SBA pools	916	5	-	-	916	5
Mortgage-backed securities	1,757	43	33	1	1,790	44
Collateralized mortgage obligations	37,427	1,368	-	-	37,427	1,368
Total	$174,406	$5,209	$33	$1	$174,439	$5,210

At December 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$30,705	$163	$-	$-	$30,705	$163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Mortgage-backed securities	42	1	1,508	29	1,550	30
Collateralized mortgage obligations	706	1	287	1	993	2
Total	$33,589	$176	$1,795	$30	$35,384	$206

At September 30, 2013, there were 108 securities in the less-than-twelve-month category and one security in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 108 securities in the less-than-twelve-month category are 68 U.S government obligations, 22 collateralized mortgage obligations, 11 municipal obligations, two SBA pools, two corporate debt obligations and three mortgage-backed securities.  The one security in the twelve-month-or-more category is a mortgage-backed security.

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

At September 30, 2013 and December 31, 2012, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at September 30, 2013.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of government sponsored enterprise (“GSE“) securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2013.

7.            Loans and Allowance for Loan Losses

The components of loans at September 30, 2013 and December 31, 2012 are as follows:

	At September 30, 2013		At December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$146,436	50.3%	$148,674	49.2%
Multi-family	387	0.1	397	0.1
Commercial	87,377	30.0	90,143	29.9
Construction and land	9,247	3.2	9,683	3.3
Home equity loans and lines of credit	27,247	9.4	28,657	9.5
Commercial	19,047	6.6	23,345	7.7
Consumer	1,200	0.4	1,043	0.3
Total loans receivable	$290,941	100.0%	$301,942	100.0%
Deferred loan fees	(874)		(614)
Allowance for loan losses	(5,680)		(4,146)
Total loans receivable, net	$284,387		$297,182

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three and nine months ended September 30, 2013 (in thousands):

	Real Estate
	One- to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended September 30, 2013:
Beginning balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605
Charge-offs	(50)	-	(866)	-	(59)	(954)	-	-	(1,929)
Recoveries	1	-	-	-	-	167	5	-	173
Provision	166	(11)	1,471	124	98	985	(2)	-	2,831
Ending balance	$1,478	$4	$1,265	$229	$278	$901	$25	$1,500	$5,680

Allowance for loan losses for the nine months ended September 30, 2013:
Beginning balance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	(209)	-	(1,813)	(37)	(210)	(1,961)	(7)	-	(4,237)
Recoveries	1	-	-	54	-	167	9	-	231
Provision	994	(2)	1,971	74	211	2,290	2	-	5,540
Ending balance	$1,478	$4	$1,265	$229	$278	$901	$25	$1,500	$5,680

Ending balance:
individually evaluated for impairment	$119	$-	$3	$133	$8	$492	$-	$-	$755
collectively evaluated for impairment	1,359	4	1,262	96	270	409	25	1,500	4,925
Total balance	$1,478	$4	$1,265	$229	$278	$901	$25	$1,500	$5,680

Loans receivable:
individually evaluated for impairment	$8,403	$-	$10,275	$3,401	$722	$2,861	$1	$-	$25,663
collectively evaluated for impairment	138,033	387	77,102	5,846	26,525	16,186	1,199	-	265,278
Ending balance	$146,436	$387	$87,377	$9,247	$27,247	$19,047	$1,200	$-	$290,941

The following table sets forth the activity in the allowance for loan losses by portfolio class at and for the three and nine months ended September 30, 2012 (in thousands):

	Real Estate
	One- to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended September 30, 2012:
Beginning balance	$856	$6	$927	$153	$87	$395	$14	$500	$2,938
Charge-offs	(242)	-	(17)	(27)	-	-	(8)	-	(294)
Recoveries	-	-	-	-	-	29	4	-	33
Provision	141	-	156	(22)	76	(31)	9	-	329
Ending balance	$755	$6	$1,066	$104	$163	$393	$19	$500	$3,006

Allowance for loan losses for the nine months ended September 30, 2012:
Beginning balance	$1,220	$27	$2,307	$127	$114	$713	$19	$500	$5,027
Charge-offs	(1,723)	-	(4,781)	(49)	(177)	(432)	(16)	-	(7,178)
Recoveries	42	-	-	-	2	34	7	-	85
Provision	1,216	(21)	3,540	26	224	78	9	-	5,072
Ending balance	$755	$6	$1,066	$104	$163	$393	$19	$500	$3,006

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2012 (in thousands):

	Real Estate
December 31, 2012	One- to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$93	$7	$1	$-	$101
Related to loans collectively evaluated for impairment	692	6	1,107	138	184	398	20	1,500	4,045
Total allowance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

Loans Receivable:
Individually evaluated for impairment	$7,456	$-	$15,128	$4,177	$816	$3,126	$2	$-	$30,705
Collectively evaluated for impairment	141,218	397	75,015	5,506	27,841	20,219	1,041	-	271,237
Ending balance	$148,674	$397	$90,143	$9,683	$28,657	$23,345	$1,043	$-	$301,942

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012:

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$128,718	$6,281	$945	$10,492	$-	$146,436
Multi-family	290	97	-	-	-	387
Commercial	50,455	23,509	4,783	8,630	-	87,377
Construction and land	4,532	1,161	-	3,554	-	9,247
Home equity and credit lines	27,031	104	37	75	-	27,247
Commercial	11,430	1,004	3,752	355	2,506	19,047
Consumer	1,032	76	91	1	-	1,200
Total	$223,488	$32,232	$9,608	$23,107	$2,506	$290,941

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$135,692	$2,794	$1,523	$8,538	$127	$148,674
Multi-family	298	99	-	-	-	397
Commercial	67,072	12,195	897	9,979	-	90,143
Construction and land	4,310	813	-	4,560	-	9,683
Home equity and credit lines	28,019	-	60	578	-	28,657
Commercial	17,979	386	1,628	3,352	-	23,345
Consumer	889	87	59	8	-	1,043
Total	$254,259	$16,374	$4,167	$27,015	$127	$301,942

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to four-family	$2,294	$2,438	$119	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial	2,228	2,230	3	-	-	-
Construction and land	1,479	1,612	133	-	-	-
Home equity and credit lines	135	143	8	93	93	93
Commercial	-	454	492	384	387	7
Consumer	-	-	-	2	6	1
	$6,136	$6,877	$755	$479	$486	$101

With no related allowance recorded:
Real estate loans:
One- to four-family	$6,109	$7,232	$-	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	8,047	11,336	-	15,128	19,667	-
Construction and land	1,922	1,789	-	4,177	4,204	-
Home equity and credit lines	587	766	-	723	907	-
Commercial	2,861	2,768	-	2,742	3,043	-
Consumer	1	4	-	-	-	-
	$19,527	$23,895	$-	$30,226	$36,422	$-

Total
Real estate loans:
One- to four-family	$8,403	$9,670	$119	$7,456	$8,601	$-
Multi-family	-	-	-	-	-	-
Commercial	10,275	13,566	3	15,128	19,667	-
Construction and land	3,401	3,401	133	4,177	4,204	-
Home equity and credit lines	722	909	8	816	1,000	93
Commercial	2,861	3,222	492	3,126	3,430	7
Consumer	1	4	-	2	6	1
	$25,663	$30,772	$755	$30,705	$36,908	$101

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2013 and September 30, 2012:

For the Nine Months Ended:	September 30, 2013		September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$2,393	$57	$-	$-
Multi-family	-	-	-	-
Commercial	2,253	30	-	-
Construction and land	1,612	12	-	-
Home equity and credit lines	147	3	-	-
Commercial	474	3	-	-
Consumer	-	-	-	-
	$6,879	$105	$-	$-

With no related allowance recorded:
Real estate loans:
One-to four-family	$6,225	$157	$7,789	$139
Multi-family	-	-	-	-
Commercial	9,108	303	15,493	537
Construction and land	1,901	25	4,624	103
Home equity and credit lines	603	21	564	13
Commercial	2,512	42	731	1
Consumer	2	-	12	1
	$20,351	$548	$29,213	$794

Total
Real estate loans:
One-to four-family	$8,618	$214	$7,789	$139
Multi-family	-	-	-	-
Commercial	11,361	333	15,493	537
Construction and land	3,513	37	4,624	103
Home equity and credit lines	750	24	564	13
Commercial	2,986	45	731	1
Consumer	2	-	12	1
	$27,230	$653	$29,213	$794

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $328,000 and $244,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2013 and September 30, 2012:

For the Three Months Ended:	September 30, 2013		September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$2,375	$27	$-	$-
Multi-family	-	-	-	-
Commercial	2,238	28	-	-
Construction and land	1,612	12	-	-
Home equity and credit lines	146	3	-	-
Commercial	464	3	-	-
Consumer	-	-	-	-
	$6,835	$73	$-	$-

With no related allowance recorded:
Real estate loans:
One-to four-family	$6,155	$63	$7,394	$59
Multi-family	-	-	-	-
Commercial	8,998	139	13,534	162
Construction and land	1,826	-	4,604	35
Home equity and credit lines	597	10	487	5
Commercial	2,486	14	1,759	-
Consumer	2	-	9	1
	$20,064	$226	$27,787	$262

Total
Real estate loans:
One-to four-family	$8,530	$90	$7,394	$59
Multi-family	-	-	-	-
Commercial	11,236	161	13,534	162
Construction and land	3,438	12	4,604	35
Home equity and credit lines	743	13	487	5
Commercial	2,950	17	1,759	-
Consumer	2	-	9	1
	$26,899	$299	$27,787	$262

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $59,000 and $138,000 for the three months ended September 30, 2013 and 2012, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At September 30, 2013
Real estate loans:
One- to four-family	$-	$1,683	$2,504	$4,187	$142,249	$146,436	$-
Multi-family	-	-	-	-	387	387	-
Commercial	629	226	692	1,547	85,830	87,377	-
Construction and land	-	-	-	-	9,247	9,247	-
Home equity loans and lines of credit	90	217	315	622	26,625	27,247	-
Commercial	-	478	355	833	18,214	19,047	-
Consumer and other	14	-	1	15	1,185	1,200	-
Total	$733	$2,604	$3,867	$7,204	$283,737	$290,941	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2012
Real estate loans:
One- to four-family	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674	$-
Multi-family	-	-	-	-	397	397	-
Commercial	2,288	593	1,432	4,313	85,830	90,143	-
Construction and land	-	-	325	325	9,358	9,683	-
Home equity loans and lines of credit	38	169	628	835	27,822	28,657	-
Commercial	-	384	75	459	22,886	23,345	-
Consumer and other	1	2	2	5	1,038	1,043	-
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942	$-

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

Non-performing assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,118	$2,553
Multi-family	-	-
Commercial	5,525	6,889
Construction and land	1,789	325
Home equity loans and lines of credit	659	628
Commercial	2,369	2,742
Consumer	1	2
Total non-accrual loans	14,461	13,139

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$14,461	$13,139
Real estate owned	4,148	5,347
Total non-performing assets	$18,609	$18,486

Ratios:
Total non-performing loans to total loans	4.97%	4.35%
Total non-performing loans to total assets	2.42%	2.11%
Total non-performing assets to total assets	3.11%	2.96%

At September 30, 2013, the nonaccrual loans consisted of 37 one- to four-family residential dwelling units, 12 commercial real estate loans, two construction and land loans, 14 home equity loans, three commercial loans and one consumer loan.  Included in nonaccrual loans are 19 troubled debt restructurings in the amount of $9.6 million.  The Company had 17 properties in real estate owned totaling $4.1 million consisting of five one- to four-family dwelling units, five non-residential properties and seven construction and land loans.  Included in real estate owned at September 30, 2013 are three possible branch locations in the amount of $2.4 million that were transferred from office properties and equipment during 2012.

At September 30, 2013, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 34 loans classified as troubled debt restructurings with a net loan balance of $10.5 million.  Twenty-five of the troubled debt restructurings (TDRs) are one- to four-family dwelling units with a net loan balance of $4.1 million, seven of the TDRs are commercial real estate with a net loan balance of $4.7 million, one of the TDRs is a construction and land loan with a net loan balance of $1.6 million, and one of the TDRs is a home equity loan with a net loan balance of $46,000.

The following tables summarize information in regards to troubled debt restructurings for the three months ended September 30, 2013 (of which there were none) and September 30, 2012:

September 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$667	$667
Home equity loans	1	47	47
Commercial	2	2,990	2,990
Total	7	$3,704	$3,704

All of the troubled debt that was restructured during the three months ended September 30, 2012 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended September 30, 2013 (of which there were none) and September 30, 2012:

September 30, 2012 That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Real estate:
One-to four-family	1	$223
Commercial	1	391
Total	2	$614

The following tables summarize information in regards to troubled debt restructurings for the nine months ended September 30, 2013 and 2012:

September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$458	$458
Total	3	$458	$458

September 30, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	8	$1,538	$1,538
Commercial	2	3,954	3,954
Home equity loans	1	47	47
Commercial	2	2,990	2,990
Total	13	$8,529	$8,529

All of the troubled debt that was restructured during the nine months ended September 30, 2013 and 2012 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructuring with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine months ended September 30, 2013 and 2012:

September 30, 2013 That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$111
Commercial	2	2,982
Total	3	$3,093

September 30, 2012 That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$223
Commercial	1	391
Total	2	$614

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.            Deposits

Deposit accounts, by type, at September 30, 2013 and December 31, 2012 are summarized as follows:

	At September 30, 2013			At December 31, 2012
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$46,284	8.78%	-%	$39,301	7.09%	-%
Savings	109,698	20.81	0.56	106,469	19.22	0.65
NOW accounts	152,873	28.99	0.42	168,150	30.35	0.82
Super NOW accounts	40,720	7.72	0.34	44,548	8.04	0.54
Money market deposit	65,236	12.37	0.41	72,051	13.00	0.63
Total transaction accounts	414,811	78.67	0.40	430,519	77.70	0.64

Certificates of deposit	112,501	21.33	1.46	123,571	22.30	1.60

Total deposits	$527,312	100.00%	0.63%	$554,090	100.00%	0.86%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2013 and December 31, 2012:

Maturity	Interest Rate	September 30, 2013	December 31, 2012
		(Dollars in thousands)
October 1, 2013	0.33%	$8,410	$-
		$8,410	$-

At September 30, 2013, the Bank had a borrowing capacity of 30% of assets, or $179.8 million, available from the FHLB of New York.  At September 30, 2013, the Bank had $8.4 million in outstanding borrowings from the FHLB of New York.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$140,744	$-	$140,744	$-
Corporate debt obligations	4,502	-	4,502	-
Mutual fund	4,479	4,479	-	-
Municipal debt obligations	7,103	-	7,103	-
SBA pools	1,222	-	1,222	-
Mortgage-backed securities	17,082	-	17,082	-
Collateralized mortgage obligations	66,484	-	66,484	-
Total investment securities available-for-sale	$241,616	$4,479	$237,137	$-

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$127,053	$-	$127,053	$-
Corporate debt obligations	6,753	-	6,753	-
Mutual fund	4,948	4,948	-	-
Municipal debt obligations	6,256	-	6,256	-
SBA pools	1,439	-	1,439	-
Mortgage-backed securities	34,721	-	34,721	-
Collateralized mortgage obligations	52,134	-	52,134	-
Total investment securities available-for-sale	$233,304	$4,948	$228,356	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$18,858	$-	$-	$18,858
Real estate owned	$3,248	$-	$-	$3,248

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$14,879	$-	$-	$14,879
Real estate owned	$3,217	$-	$-	$3,217

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$18,858	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$3,248	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at September 30, 2013 and December 31, 2012:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At September 30, 2013 and December 31, 2012, the fair value consists of loan balances of $6.8 million and $479,000, respectively, net of valuation allowances of $755,000 and $101,000, respectively, and loan balances of $17.5 million and $20.6 million, respectively, net of partial charge-offs of $4.8 million and $6.1 million, respectively.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$9,010	$9,010	$-	$-	$9,010
Investment securities available-for-sale	241,616	4,479	237,137	-	241,616
Corporate debt obligations held-to-maturity	1,193	-	1,413	-	1,413
Municipal debt obligations held-to-maturity	22,955	-	23,395	-	23,395
Mortgage-backed securities held-to-maturity	225	-	247	-	247
Federal Home Loan Bank stock	1,081	1,081	-	-	1,081
Loans receivable, net	284,387	-	-	288,623	288,623
Accrued interest receivable	1,559	-	1,559	-	1,559

Financial liabilities:
Deposits	527,312	-	529,843	-	529,843
Federal Home Loan Bank short-term borrowings	8,410	-	8,410	-	8,410
Accrued interest payable	15	-	15	-	15

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
Mortgage-backed securities held-to-maturity	429	-	469	-	469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Federal Home Loan Bank short-term borrowings	-	-	-	-	-
Federal Home Loan Bank long-term borrowings	-	-	-	-	-
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

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

On May 30, 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of September 30, 2013, the Bank’s ratios for these items were 9.95%, 19.25% and 20.51%, respectively.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, shutdown of the federal government, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K for the year ended December 31, 2012 under Part I, Item 1A-“Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

Allowance for Loan Losses.  The allowance for loan losses is calculated with the objective of maintaining an allowance sufficient to absorb estimated probable loan losses inherent in the loan portfolio. Management‘s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective, as it requires an estimate of the loss for each risk rating and for each impaired loan, an estimate of the amounts and timing of expected future cash flows, and an estimate of the value of collateral.

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

Management’s determination of whether FHLB stock is impaired is based on our assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment is necessary related to the FHLB stock at September 30, 2013.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $25.4 million, or 4.1%, to $598.2 million at September 30, 2013, from $623.6 million at December 31, 2012.  The decrease was mainly the result of decreases in cash and amounts due from banks, investment securities held-to-maturity and net loans receivable offset by increases in investment securities available-for-sale and other assets.

Net loans receivable decreased $12.8 million, or 4.3%, to $284.4 million at September 30, 2013 from $297.2 million at December 31, 2012.  One- to four-family residential real estate loans decreased $2.3 million to $146.4 million at September 30, 2013 from $148.7 at December 31, 2012.  Commercial real estate loans decreased $2.7 million to $87.4 million at September 30, 2013 from $90.1 million at December 31, 2012.  Construction and land loans decreased $436,000 to $9.2 million at September 30, 2013 from $9.7 million at December 31, 2012.  Home equity loans and lines of credit decreased $1.5 million to $27.2 million at September 30, 2013 from $28.7 million at December 31, 2012.  Commercial loans decreased by $4.3 million to $19.0 million at September 30, 2013 from $23.3 million at December 31, 2012.  We currently have an internal limit for our loans (other than one- to four-family residential real estate loans) which is 275% of the sum of core capital (generally Colonial Bank’s common stockholder’s equity including retained earnings and minority interest in equity accounts of consolidated subsidiaries, less certain intangible assets) plus our allowance for loan losses.  Included in the net loans receivable are nonaccrual loans which increased to $14.5 million at September 30, 2013 from $13.1 million at December 31, 2012.

Real estate owned totaled $4.1 million and $5.3 million at September 30, 2013 and December 31, 2012, respectively.  We currently hold through the foreclosure process or deed-in-lieu of foreclosure 17 properties, five of which are residential one- to four-family properties, four of which are nonresidential properties and eight of which are construction and land loans.  The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category in June 2012.

Securities available-for-sale increased $8.3 million, or 3.6%, to $241.6 million at September 30, 2013 from $233.3 at December 31, 2012.  This increase was the result of purchases in the amount of $97.9 million offset by calls, maturities and sales in the amount of $58.1 million, $23.3 in principal amortization and a market value decrease of $8.3 million.  Securities held-to-maturity decreased by $5.5 million, to $24.4 million at September 30, 2013 from $30.0 million at December 31, 2012.  This decrease was the result of purchases in the amount of $15.6 million offset by calls and maturities in the amount of $21.1 million and principal amortization of $206,000.  We have used excess cash to invest in securities.

Deposits decreased $26.8 million, or 4.8%, to $527.3 million at September 30, 2013 from $554.1 million at December 31, 2012.  NOW accounts decreased $15.3 million, or 9.1%, to $152.9 million at September 30, 2013 from $168.2 million at December 31, 2012.  Savings accounts increased $3.2 million to $109.7 million at September 30, 2013 from $106.5 million at December 31, 2012.  Super NOW accounts decreased by $3.8 million to $40.7 million at September 30, 2013 from $44.5 million at December 31, 2012.  Non-interest bearing demand accounts increased by $7.0 million to $46.3 million at September 30, 2013 from $39.3 million at December 31, 2012.  Certificates of deposit decreased by $11.1 million to $112.5 million at September 30, 2013 from $123.6 million at December 31, 2012.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $8.4 million at September 30, 2013; there were no Federal Home Loan Bank borrowings at December 31, 2012.  We have increased our outstanding borrowings because proceeds received from the sales, calls, maturities and amortization of securities did not meet our cash needs to fund loan originations, investment securities purchases and a net decrease in deposits.

Total stockholders’ equity decreased $7.7 million to $60.3 million at September 30, 2013 from $68.0 million at December 31, 2012.  This decrease was mainly attributable to a net loss of $2.4 million and a reduction in the market value of available for sale securities of $5.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and September 30, 2012

General.  We experienced a net loss of $1.9 million for the three months ended September 30, 2013 compared to net income of $475,000 for the three months ended September 30, 2012.  The principal reasons for the decrease in net income were an increase in the provision for loan losses in the amount of $2.5 million, a decrease in net interest income of $443,000, and an increase in total non-interest expense of $395,000 offset by a decrease in income tax expense of $913,000.

Interest Income.  Interest income decreased $827,000 to $4.5 million for the three months ended September 30, 2013 from $5.3 million for the three months ended September 30, 2012.  The decrease in interest income resulted from a decrease of $544,000 in interest income on loans and a decrease of $283,000 in interest income on securities.

Interest income on loans decreased $544,000 to $3.4 million for the three months ended September 30, 2013 from $3.9 million for the three months ended September 30, 2012.  This decrease was caused by a decrease in the average yield on loans to 4.59% for the three months ended September 30, 2013 from 5.36% for the three months ended September 30, 2012 partially offset by an increase in the average balance of loans by $2.1 million to $294.0 million for the three months ended September 30, 2013 from $291.9 million for the three months ended September 30, 2012.

Interest income on securities decreased by $283,000 to $1.1 million for the three months ended September 30, 2013 from $1.4 million for the three months ended September 30, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 50 basis points to 1.62% for the three months ended September 30, 2013 from 2.12% for the three months ended September 30, 2012, offset by an increase in the average balance of taxable and tax-exempt securities to $276.2 million for the three months ended September 30, 2013 from $264.6 million for the three months ended September 30, 2012.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $384,000 to $907,000 for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012.

Interest expense on interest-bearing deposits decreased by $389,000 to $892,000 for the three months ended September 30, 2013 from $1.3 million for the three months ended September 30, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.71% for the three months ended September 30, 2013 from 1.01% for the three months ended September 30, 2012, and a decrease in the average balance of interest-bearing deposits to $501.7 million for the three months ended September 30, 2013 from $509.0 million for the three months ended September 30, 2012.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2013, reflecting lower market rates.

Interest expense on borrowings increased $5,000 to $15,000 for the three months ended September 30, 2013 from $10,000 for the three months ended September 30, 2012.  This increase was primarily due to a $7.6 million increase in the average balance of borrowings to $9.6 million for the three months ended September 30, 2013 from $2.0 million for the three months ended September 30, 2012 offset by a decrease in the average rate paid on borrowings to 0.63% for the three months ended September 30, 2013 from 2.00% for the three months ended September 30, 2012.  We have increased our outstanding borrowings because proceeds received from the sales, calls, maturities and amortization of securities did not meet our cash needs to fund loan originations, investment securities purchases and a net decrease in deposits.

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

During the three months ended September 30, 2013, the Company charged off $1.9 million in loans, which included $50,000 on one- to four-family real estate loans, $867,000 on commercial real estate loans, $59,000 on home equity and lines of credit, and $954,000 on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are 90 days delinquent or impaired.  The reason for the charge-offs in the three months ended September 30, 2013 were the reduced appraisals that we received on impaired loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the three months ended September 30, 2012, the Company charged off $291,000 in loans, including $242,000 on residential one- to four-family loans, $17,000 on commercial real estate loans, $27,000 on construction and land loans and $5,000 on consumer loans.  The charge-offs for the three months ended September 30, 2012 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $2.8 million for the three months ended September 30, 2013 and a provision for loan losses of $329,000 for the three months ended September 30, 2012.  The allowance for loan losses was $5.7 million, or 1.95% of total loans, at September 30, 2013, compared to $3.0 million, or 1.01% of total loans, at September 30, 2012.  Our balance of loans we evaluated individually for impairment was $25.7 million at September 30, 2013 and $30.7 million at December 31, 2012.  At September 30, 2013 and 2012, we maintained unallocated allowances for loan losses of $1.5 million and $500,000 respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $429,000 for the three months ended September 30, 2013 and $425,000 for the three months ended September 30, 2012.  For the three months ended September 30, 2013, there was a net gain on the sale and call of investment securities in the amount of $4,000 compared to a net gain of $22,000 for the three months ended September 30, 2012.  Fees and service charges on deposit accounts decreased by $9,000 to $303,000 for the three months ended September 30, 2013 from $294,000 for the three months ended September 30, 2012.  Earnings on bank owned life insurance totaled $112,000 for the three months ended September 30, 2013 and $88,000 for the three months ended September 30, 2012.

Non-interest Expense.  Non-interest expense increased $395,000 to $3.8 million for the three months ended September 30, 2013 from $3.4 million for the three months ended September 30, 2012.  Compensation and benefits expense increased by $49,000 to $1.8 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  Occupancy and equipment expense increased $20,000 to $416,000 for the three months ended September 30, 2013 from $396,000 for the three months ended September 30, 2012.  Federal deposit insurance premiums increased $63,000 to $211,000 for the three months ended September 30, 2013 from $148,000 for the three months ended September 30, 2012.  The increase in federal deposit insurance premiums was due to the formal agreement with the OCC which began in the second quarter of 2013.  Data processing fees decreased by $2,000 to $235,000 for the three months ended September 30, 2013 from $237,000 for the three months ended September 30, 2012.  Professional fees increased $91,000 due to increased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense increased $182,000 to $429,000 for the three months ended September 30, 2013 due to allowances set up on properties where we received updated reduced appraisals.

Income Tax Expense/Benefit. We recorded an income tax benefit of $697,000 for the three months ended September 30, 2013, compared to an income tax expense of $216,000 for the three months ended September 30, 2012.  The effective tax rates for the three months ended September 30, 2013 and 2012 were (26.4%) and 31.3%, respectively.  The reasons for the change in the tax rates noted above were the recording of a valuation allowance for certain deferred tax assets for the three months ended September 30, 2013 and the decrease in the percentage of tax-exempt income to net income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and September 30, 2012

General.  We experienced a net loss of $2.4 million for the nine months ended September 30, 2013 compared to a net loss of $789,000 for the nine months ended September 30, 2012.  The principal reasons for the increase in net loss were an increase in the provision for loan losses in the amount of $468,000, a decrease in net interest income of $1.3 million and an increase in total non-interest expense of $1.4 million offset by an increase in non-interest income of $960,000 and an increase in income tax benefit of $561,000.

Interest Income.  Interest income decreased $2.5 million to $13.8 million for the nine months ended September 30, 2013 from $16.3 million for the nine months ended September 30, 2012.  The decrease in interest income resulted from a decrease of $1.5 million in interest income on loans and a decrease of $977,000 in interest income on securities.

Interest income on loans decreased $1.5 million to $10.4 million for the nine months ended September 30, 2013 from $11.9 million for the nine months ended September 30, 2012.  The decrease was due to a decrease in the average yield on loans to 4.69% for the nine months ended September 30, 2013 from 5.38% for the nine months ended September 30, 2012.  The average balance of loans remained constant at $294.0 million for the nine months ended September 30, 2013 and 2012.

Interest income on securities decreased by $977,000 to $3.4 million for the nine months ended September 30, 2013 from $4.4 million for the nine months ended September 30, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 54 basis points to 1.66% for the nine months ended September 30, 2013 from 2.20% for the nine months ended September 30, 2012, offset by an increase in the average balance of taxable and tax-exempt securities to $277.7 million for the nine months ended September 30, 2013 from $268.6 million for the nine months ended September 30, 2012.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $1.2 million to $3.0 million for the nine months ended September 30, 2013 from $4.2 million for the nine months ended September 30, 2012.

Interest expense on interest-bearing deposits decreased by $1.2 million to $3.0 million for the nine months ended September 30, 2013 from $4.2 million for the nine months ended September 30, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.80% for the nine months ended September 30, 2013 from 1.09% for the nine months ended September 30, 2012, and a decrease in the average balance of interest-bearing deposits to $501.7 million for the nine months ended September 30, 2013 from $510.1 million for the nine months ended September 30, 2012.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest expense on borrowings decreased $5,000 to $27,000 for the nine months ended September 30, 2013 from $32,000 for the nine months ended September 30, 2012.  This decrease was primarily due to a $7.3 million increase in the average balance of borrowings to $9.6 million for the nine months ended September 30, 2013 from $2.3 million for the nine months ended September 30, 2012 offset by a decrease in the average rate paid on borrowings to 0.38% for the nine months ended September 30, 2013 from 1.86% for the nine months ended September 30, 2012.  We have increased our outstanding borrowings because proceeds received from the sales, calls, maturities and amortization of securities did not meet our cash needs to fund loan originations, investment securities purchases and a net decrease in deposits.

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

During the nine months ended September 30, 2013, the Company charged off $4.2 million in loans, which included $209,000 on one- to four-family loans, $1.8 million on commercial real estate loans, $37,000 on construction and land loans, $210,000 on home equity and lines of credit, $2.0 million on commercial loans, and $7,000 on consumer loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the nine months ended September 30, 2013 were the reduced appraisals that we received on impaired loans we were monitoring.  The charge-offs during this period are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the nine months ended September 30, 2012, the Company charged off $7.2 million in loans, including $4.8 million in commercial real estate loans.  The charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Six out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the nine months ended September 30, 2012 to their estimated fair value based on appraisals less liquidation expenses.  At September 30, 2012, we felt this industry sector was not representative of the remaining commercial real estate portfolio and have therefore reduced the risk-weighted historical loss factor for the first half of 2012 in the calculation for the general loan loss allowance.  At that time, we had not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs for the nine months ended September 30, 2012 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  While qualitative risk factors in the general allowance calculation were increased in response to the increased collateral valuation risk noted in the particular commercial real estate loan sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.5 million for the nine months ended September 30, 2013 and a provision for loan losses of $5.1 million for the nine months ended September 30, 2012.  The allowance for loan losses was $5.6 million, or 1.95% of total loans, at September 30, 2013, compared to $3.0 million, or 1.01% of total loans, at September 30, 2012.  Our balance of loans we evaluated individually for impairment was $24.9 million at September 30, 2013 and $30.7 million at December 31, 2012.  At September 30, 2013 and 2012, we maintained unallocated allowances for loan losses of $1.5 million and $500,000 respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $2.3 million for the nine months ended September 30, 2013 and $1.4 million for the nine months ended September 30, 2012.  Fees and service charges on deposit accounts increased by $38,000 to $904,000 for the nine months ended September 30, 2013 from $866,000 for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, there was a net gain on the sale and call of investment securities in the amount of $1.1 million compared to a net gain of $218,000 for the nine months ended September 30, 2012.  Earnings on bank owned life insurance totaled $330,000 for the nine months ended September 30, 2013 and $261,000 for the nine months ended September 30, 2012.

Non-interest Expense.  Non-interest expense increased $1.4 million to $11.1 million for the nine months ended September 30, 2013 from $9.7 million for the nine months ended September 30, 2012.  Compensation and benefits expense increased slightly by $42,000 to $5.2 million for the nine months ended September 30, 2013 from $5.1 million for the nine months ended September 30, 2012.  Occupancy and equipment expense decreased $14,000 to $1.2 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012.  Federal deposit insurance premiums increased $135,000 to $534,000 for the nine months ended September 30, 2013 from $399,000 for the nine months ended September 30, 2012.  Data processing fees increased by $78,000 to $720,000 for the nine months ended September 30, 2013 from $642,000 for the nine months ended September 30, 2012. This increase was due to costs associated with item processing.  Professional fees increased $337,000 to $929,000 for the nine months ended September 30, 2013 from $592,000 for the nine months ended September 30, 2012 due to increased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense increased $770,000 to $1.2 million for the nine months ended September 30, 2013 from $419,000 for the nine months ended September 30, 2012 due to allowances set up on properties with lower appraisals.

Income Tax Benefit. We recorded an income tax benefit of $1.1 million for the nine months ended September 30, 2013, compared to an income tax benefit of $553,000 for the nine months ended September 30, 2012.  The effective tax rates for the nine months ended September 30, 2013 and 2012 were (31.4%) and (41.2%), respectively.  The reasons for the change in the tax rates noted above were the recording of a valuation allowance for certain deferred tax assets for the nine months ended September 30, 2013 and the decrease in the percentage of tax-exempt income to net income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $9.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $241.6 million at September 30, 2013.  In addition, at September 30, 2013, we had the ability to borrow a total of $179.5 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, we had $8.4 million in advances outstanding.

At September 30, 2013, loan commitments outstanding totaled $7.8 million. In addition to commitments to originate loans, we had $17.4 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of September 30, 2013 totaled $49.5 million.  Total certificates of deposit due within one year of September 30, 2013 represent 9.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.  We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2013, we originated $40.0 million of loans and purchased $113.5 million of securities.  For the nine months ended September 30, 2012, we originated $44.6 million of loans and purchased $131.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a decrease of $26.8 million and a net increase of $35.7 million in total deposits for the nine months ended September 30, 2013 and 2012, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

Total borrowings, which include Federal Home Loan Bank advances, totaled $8.4 million at September 30, 2013.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

PART II – OTHER INFORMATION

Item 1.                    Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at September 30, 2013. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.                 Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company’s repurchases of its common stock made during the third quarter in 2013 are set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)
July 1 – July 31, 2013	-	-	81,870	117,081

August 1 – August 31, 2013	-	-	81,870	117,081

September 1 – September 30, 2013	-	-	81,870	117,081

Total	-	-	81,870	117,081

(1)	On February 17, 2012, the Company announced a second stock repurchase program to repurchase approximately 5% of the outstanding common stock, or 198,951 shares.

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: November 14, 2013	By: /s/ Edward J. Geletka
Edward J. Geletka President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By: /s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

