Form 10-Q/A
period 2013-09-30
Colonial Financial Services, Inc.
filed 2014-02-07
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of November 13, 2013, 3,853,058 shares of common stock, par value $0.01 per share

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 6	Exhibits	37

	Signatures	38

Explanatory Note

On January 16, 2014, Colonial Bank, FSB (the “Bank”), the wholly owned subsidiary of Colonial Financial Services, Inc (the “Company”), notified the Office of the Comptroller of the Currency that, as of September 30, 2013, the Bank was not in compliance with the minimum capital ratios that had been established for the Bank.  The Company’s Quarterly Report for the quarter ended September 30, 2013 reported these ratios as 9.95%, 19.25% and 20.51%, respectively.  On January 21, 2014, the Bank filed an amended Call Report with the OCC restating the Bank’s regulatory capital ratios as of September 30, 2013.  As of September 30, 2013, the Bank’s revised ratios for these items were 9.43%, 18.35% and 19.61%, respectively.   The error resulted from the over-inclusion of deferred tax assets in regulatory capital.

This amendment No. 1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013 is being filed to revise the information included in (i) Part I – Financial Information – Item 1 - Note 11 – Regulatory Matters and Capital Requirements, and (ii) Part II – Other Information – Item 4, Controls and Procedures, as initially filed with the U.S. Securities and Exchange Commission on November 14, 2013.  The Company is not restating its consolidated statement of financial condition, statement of operations or other consolidated financial statements included in the initial filing.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$9,010	$9,010	$-	$-	$9,010
Investment securities available-for-sale	241,616	4,479	237,137	-	241,616
Corporate debt obligations held-to-maturity	1,193	-	1,413	-	1,413
Municipal debt obligations held-to-maturity	22,955	-	23,395	-	23,395
Mortgage-backed securities held-to-maturity	225	-	247	-	247
Federal Home Loan Bank stock	1,081	1,081	-	-	1,081
Loans receivable, net	284,387	-	-	288,623	288,623
Accrued interest receivable	1,559	-	1,559	-	1,559

Financial liabilities:
Deposits	527,312	-	529,843	-	529,843
Federal Home Loan Bank short-term borrowings	8,410	-	8,410	-	8,410
Accrued interest payable	15	-	15	-	15

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
Mortgage-backed securities held-to-maturity	429	-	469	-	469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Federal Home Loan Bank short-term borrowings	-	-	-	-	-
Federal Home Loan Bank long-term borrowings	-	-	-	-	-
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

11.	Regulatory Matters and Capital Requirements (Restated)

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

On May 30, 2013, the Bank was notified by the OCC that it had established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of September 30, 2013, the Bank’s ratios for these items were 9.43%, 18.35% and 19.61%, respectively.  Accordingly, as of September 30, 2013, the Bank was not in compliance with the minimum capital ratios.

Failure to comply with the regulatory capital ratios can result in the Bank being required to submit a revised capital plan for the OCC’s review and non-objection as well as imposition of a revised enforcement order.

Item 4.                  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.   Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Based upon the evaluation described above, and their review of the information included in “Part I – Financial Information – Item 1 - Note 11 – Regulatory Matters and Capital Requirements,” above, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

The Company is in the process of improving disclosure controls and procedures in an effort to remediate the deficiency identified above.

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: February 7, 2014	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2014	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial
Officer (Principal Accounting and Financial Officer)

