Form 10-K
period 2013-12-31
Colonial Financial Services, Inc.
filed 2014-03-28
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Yes ☐    No ☒

As of March 15, 2014 there were 3,860,140 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2013, was $45.9 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	Business

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

Colonial Financial Services, Inc.

Colonial Financial Services, Inc. is a Maryland corporation that was incorporated in March 2010 to serve as the successor corporation to Colonial Bankshares, Inc., the former stock holding company for Colonial Bank, FSB, upon completion of the mutual-to-stock conversion of Colonial Bankshares, MHC, the former mutual holding company for Colonial Bank, FSB.

The conversion was completed July 13, 2010.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Colonial Bankshares, Inc. common stock owned by public stockholders were exchanged for 0.9399 shares of Colonial Financial Services, Inc.’s common stock.  Net proceeds from the offering were $20.3 million.  As of December 31, 2013, Colonial Financial Services, Inc. had 3,853,058 shares outstanding and a market capitalization of approximately $51.2 million.

The executive offices of Colonial Financial Services, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Financial Services, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its eight branch offices located in Cumberland and Gloucester Counties, New Jersey, and through its operating subsidiaries, COBK Investments, LLC. (formerly known as COBK Investments, Inc.), and Cohansey Bridge, LLC.  The telephone number at its main office is (856) 205-0058.

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

On May 30, 2013, Colonial Bank, FSB entered into a regulatory agreement with the Office of the Comptroller of the Currency (the “OCC”).  On May 30, 2013, the OCC notified Colonial Bank, FSB that the OCC had established minimum capital requirements for Colonial Bank, FSB.  See “Regulation and Supervision – Regulatory Agreement and Capital Requirements.”

COBK Investments, LLC (formerly known as COBK Investments, Inc.)

COBK Investments, LLC is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in September 2013 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  COBK Investments, Inc. was dissolved in September 2013.

Cohansey Bridge, LLC

Cohansey Bridge, LLC is a wholly owned subsidiary of Colonial Bank, FSB.  It is a New Jersey corporation that was formed in March 2012 whose purpose is to invest in and manage real estate.

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

Our market areas have a broad range of private employers, as well as public employers such as federal, state and local governments. Gloucester County is located within the Greater Philadelphia Metropolitan Statistical Area of the United States Census Bureau, and diverse employment opportunities exist within this area. Cumberland County is predominantly rural, with a smaller proportion of higher paying white collar jobs.  Industries represented in the employment base include healthcare, retail, glass manufacturing, higher education, agriculture and food processing. The New Jersey Motor Sports Park opened in July 2008.  This motorsports attraction has hosted nationally broadcast races from its 700 acre facility in Cumberland County.  As a result, over a dozen hotels and restaurants have come to the area during the past four years.  In addition, Boeing has a facility at Millville airport, which replaced many positions lost upon the departure of another company from the same facility.  A large number of other Fortune 500 companies are located within Colonial Bank, FSB’s footprint.  Higher education attainment is increasing with record numbers of students attending Cumberland and Gloucester County Colleges.  Rutgers and Rowan Universities have campuses and research facilities in both counties while both schools, along with St. Joseph’s University and several others offer undergraduate and graduate degrees on the County College campuses.

According to the U. S. Census, the population of Cumberland and Gloucester counties, New Jersey grew 7.7% and 13.7%, respectively, from 2000 to 2012.  The unemployment rates for Cumberland and Gloucester counties were 10.5% and 6.9% as of December 2013, respectively, compared to 13.9% and 9.9% as of December 2012, respectively. This compares to 7.3% for the entire State of New Jersey and 7.0% for the United States as a whole as of December 31, 2013.

U.S. Census Bureau data indicates the median household income as of December 31, 2012 was $51,530 and $74,915 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2012 and the U. S. Census Bureau for 2000, the median home value in Cumberland County, New Jersey was $174,400 as of December 2012 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $232,400 as of 2012 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2013 (the latest date for which information is available), our market share was 14.97% of total FDIC-insured deposits in Cumberland County, making us the second largest of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2013, our market share was 2.54% of total deposits in Gloucester County, making us the 11th largest of 22 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction loans, consumer loans and multi-family mortgage loans.  At December 31, 2013, our gross loan portfolio totaled $282.9 million compared to $301.9 million at December 31, 2012.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $149.7 million, or 52.9% of our total loan portfolio, at December 31, 2013.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which for 2014 is currently $417,000 for single-family homes located in our primary market area.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  We do not offer “teaser” rates on our adjustable-rate loans.  We underwrite our adjustable-rate loans in the same manner as we underwrite fixed-rate loans, but do not qualify borrowers based on the fully-indexed interest rate (the maximum interest rate permitted under the terms of the loan).  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. We attempt to mitigate this risk through our maximum loan-to-value ratio of 80% for all one- to four-family residential real estate loans (including adjustable-rate loans).  At December 31, 2013, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $9.2 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2013, the outstanding balance of home equity loans totaled $20.7 million, or 7.4% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $5.7 million, or 2.0% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2011.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have purchased commercial real estate loan participations through the Thrift Institution Community Investment Council, which originates loans for Community Reinvestment Act purposes.  We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $79.6 million, or 28.1% of our total loan portfolio, at December 31, 2013, and consisted of 213 loans outstanding with an average loan balance of approximately $374,000, although we have originated loans with balances substantially higher than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial real estate loans generally have higher interest rates and shorter terms than those on one- to four-family residential mortgage loans.  Commercial real estate loans, however, entail significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project and thus may be subject to a greater extent than one- to four-family residential loans to adverse conditions in the real estate market and in the general economy.

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2013, we had 125 commercial loans outstanding with an aggregate balance of $17.3 million, or 6.1% of the total loan portfolio.  These totals include 12 unsecured commercial loans with an aggregate outstanding balance of $157,000.  As of December 31, 2013, the average commercial loan balance (secured and unsecured loans) was approximately $138,000, although we have originated loans with balances substantially greater than this average.

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

Construction and Land Loans.  We originate construction and land loans to individuals and builders in our market area.  These loans totaled $8.7 million, or 3.1% of our total loan portfolio, at December 31, 2013.  At December 31, 2013, we had 34 construction and land loans outstanding with an average balance of $255,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$149,726	52.9%	$148,674	49.2%	$141,013	46.6%	$140,244	43.3%	$151,352	46.6%
Home equity loans and lines of credit	26,442	9.4	28,657	9.5	32,553	10.7	35,373	10.9	37,892	11.7
Multi-family	284	0.1	397	0.1	102	—	3,124	1.0	4,108	1.3
Commercial	79,601	28.1	90,143	29.9	96,737	32.0	114,242	35.2	97,075	29.9
Construction and land	8,665	3.1	9,683	3.2	9,470	3.1	5,944	1.8	14,093	4.3
Commercial	17,302	6.1	23,345	7.7	21,890	7.2	23,253	7.2	17,864	5.5
Consumer and other	834	0.3	1,043	0.4	1,295	0.4	1,783	0.6	2,223	0.7

Total loans receivable	282,854	100.0%	301,942	100.0%	303,060	100.0%	323,963	100.0%	324,607	100.0%
Deferred loan fees	(847)		(614)		(463)		(433)		(394)
Allowance for loan losses	(5,853)		(4,146)		(5,027)		(3,543)		(2,606)

Total loans receivable, net	$276,154		$297,182		$297,570		$319,987		$321,607

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013.  Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$2,923	6.06%	$6,933	3.92%	$96	7.93%	$6,668	5.38%
2015	1,187	6.17	570	6.20	-	-	13,786	4.95
2016	997	5.14	813	5.54	188	5.53	7,122	5.45
2017 through 2018	4,120	4.82	2,022	4.71	-	-	41,468	4.46
2019 through 2023	15,880	3.86	4,841	6.10	-	-	5,146	4.69
2024 through 2028	28,035	3.69	10,639	4.94	-	-	3,163	5.36
2029 and beyond	96,584	4.71	624	4.56	-	-	2,248	6.39

Total	$149,726	4.47%	$26,442	4.90%	$284	6.34%	$79,601	4.82%

	Construction and Land		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2014	$3,896	3.83%	$3,596	4.74%	$333	7.29%	$24,445	4.74%
2015	2,627	4.33	4,514	3.25	64	8.54	22,748	4.65
2016	238	7.77	58	5.60	211	8.47	9,627	5.55
2017 through 2018	1,052	5.36	2,962	4.10	192	6.17	51,816	4.50
2019 through 2023	89	7.02	6,172	4.81	34	6.43	32,162	4.52
2024 through 2028	508	5.00	-	-	-	-	42,345	4.14
2029 and beyond	255	4.13	-	-	-	-	99,711	4.75

Total	$8,665	4.39%	$17,302	4.27%	$834	7.39%	$282,854	4.61%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$137,622	$9,181	$146,803
Home equity loans and lines of credit	12,712	6,797	19,509
Multi-family	188	-	188
Commercial	72,933	-	72,933
Construction and land	4,769	-	4,769
Commercial	13,706	-	13,706
Consumer and other	501	-	501

Total loans	$242,431	$15,978	$258,409

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

During 2013, we did not sell any whole loans.  We have not purchased any whole loans in recent periods.

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

In connection with our residential and commercial real estate loans, we generally require property appraisals to be performed by independent appraisers who are approved by the board of directors.  Appraisals are then received by our loan underwriting personnel and reviewed by an independent third party.  Under certain conditions, we may not require appraisals for loans under $250,000, but we obtain appraisals in nearly all of these cases.  We also require title insurance, hazard insurance and, if necessary, flood insurance on property securing mortgage loans.

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $847,000 and $614,000 at December 31, 2013 and 2012, respectively.

Loans to One Borrower.  At December 31, 2013, our five largest aggregate amounts loaned to any borrower and related interests were: (i) a $7.6 million relationship which is collateralized by six commercial properties; (ii) a $5.3 million relationship which is collateralized by three commercial properties; (iii) a $4.5 million relationship which is collateralized by four commercial properties, one single family dwelling, equipment and vehicles; (iv) a $3.8 million relationship collateralized by four commercial properties and two single family dwellings; and (v) a $3.8 million relationship collateralized by nine commercial properties, four lots and one single family dwelling. The balances noted above include the unused portion of credit lines.  At December 31, 2013, these loans were all performing according to their original terms, except the $5.3 million relationship which was classified as a troubled debt restructuring and was performing according to its restructured terms.  Under federal banking regulations, at December 31, 2013 our maximum regulatory loan-to-one borrower limit was $9.1 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

	30-59 Days Past Due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
At December 31, 2013
Real estate loans:
One- to four-family residential	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726
Multi-family	-	-	-	-	284	284
Commercial	62	403	1,054	1,519	78,082	79,601
Construction and land	-	-	-	-	8,665	8,665
Home equity loans and lines of credit	356	15	464	835	25,607	26,442
Commercial	-	340	-	340	16,962	17,302
Consumer and other	-	-	-	-	834	834
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854

At December 31, 2012
Real estate loans:
One- to four-family residential	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674
Multi-family	-	-	-	-	397	397
Commercial	2,288	593	1,432	4,313	85,830	90,143
Construction and land	-	-	325	325	9,358	9,683
Home equity loans and lines of credit	38	169	628	835	27,822	28,657
Commercial	-	384	75	459	22,886	23,345
Consumer and other	1	2	2	5	1,038	1,043
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942

At December 31, 2011
Real estate loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,810	$141,013
Multi-family	-	-	-	-	102	102
Commercial	1,993	162	1,645	3,800	92,937	96,737
Construction	-	89	383	472	8,998	9,470
Home equity loans and lines of credit	48	150	363	561	31,992	32,553
Commercial	588	-	36	624	21,266	21,890
Consumer and other	82	5	-	87	1,208	1,295
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060

At December 31, 2010
Real estate loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244
Multi-family	-	-	-	-	3,124	3,124
Commercial	124	1,899	4,337	6,360	107,882	114,242
Construction	-	-	384	384	5,560	5,944
Home equity loans and lines of credit	446	302	106	854	34,519	35,373
Commercial	-	-	288	288	22,965	23,253
Consumer and other	67	3	31	101	1,682	1,783
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963

At December 31, 2009
Real estate loans:
One- to four-family residential	$-	$1,085	$4,023	$5,108	$146,244	$151,352
Multi-family	-	-	-	-	4,108	4,108
Commercial	1,093	291	535	1,919	95,156	97,075
Construction	-	-	487	487	13,606	14,093
Home equity loans and lines of credit	128	65	215	408	37,484	37,892
Commercial	-	-	15	15	17,849	17,864
Consumer and other	74	39	2	115	2,108	2,223
Total	$1,295	$1,480	$5,277	$8,052	$316,555	$324,607

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  We will not advance any new funds to any of the troubled debt restructurings.  As of December 31, 2013, we have 29 loans totaling $9.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of five commercial real estate loans with a recorded investment of $4.2 million, one construction and land loan with a recorded investment of $2.1 million, 22 one- to four-family residential real estate loans with a recorded investment of $3.5 million and one home equity loan with a recorded investment of $45,000.  As of December 31, 2012, we had 46 loans totaling $16.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of ten commercial real estate loans with a recorded investment of $8.3 million, four construction and land loans with a recorded investment of $3.8 million, 30 one- to four-family residential real estate loans with a recorded investment of $4.2 million, one home equity loan with a recorded investment of $46,000 and one commercial loan with a recorded investment of $384,000.  As of December 31, 2011, we had 39 loans totaling $19.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of 12 commercial real estate loans, construction and multi-family loans with recorded investment totaling $14.8 million, 21 one- to four-family residential real estate loans and home equity loans with a recorded investment totaling $4.2 million, five commercial non-mortgage loans with a recorded investment of $750 thousand and one consumer loan with an immaterial outstanding balance.  As of December 31, 2010, we had 15 loans totaling $15.9 million that were performing considered troubled debt restructurings.  These loans consisted of 11 commercial real estate loans, construction and multi-family loans with a recorded investment totaling $15.1 million, three one- to four-family residential real estate loans with a recorded investment totaling $3.1 million, and one consumer loan with an immaterial outstanding balance.  In each instance, we lowered the interest rate and deferred principal payments.  We had $4.8 million in troubled debt restructurings as of December 31, 2009.

We will also grant concessions that we do not consider troubled debt restructurings.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$5,162	$2,553	$3,726	$5,574	$4,023
Multi-family	-	-	-	-	-
Commercial	5,215	6,889	1,645	4,337	535
Construction and land	1,233	325	383	384	487
Home equity loans and lines of credit	715	628	363	106	215
Commercial	1,235	2,742	36	288	15
Consumer	-	2	-	31	2
Total non-accrual loans	13,560	13,139	6,153	10,720	5,277

Accruing loans 90 days or more past due:
All loans	-	-	-	-	-

Total non-performing loans	13,560	13,139	6,153	10,720	5,277

Real estate owned	3,258	5,347	3,092	276	-
Other non-performing assets		-	-	-	-

Total non-performing assets	16,818	18,486	9,245	10,996	5,277

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential	3,464	4,246	3,818	855	525
Multi-family	-	-	-	645	742
Commercial	4,186	8,240	13,184	13,051	2,096
Construction and land	2,091	3,841	1,655	1,369	1,426
Home equity loans and lines of credit	45	46	363	-	-
Commercial	-	384	750	-	-
Consumer	-	-	7	9	18

Total performing troubled debt restructurings	9,786	16,757	19,777	15,929	4,807

Total non-performing assets and performing troubled debt restructurings	$26,604	$35,243	$29,022	$26,925	$10,084

Ratios:
Total non-performing loans to total loans	4.79%	4.35%	2.03%	3.31%	1.63%
Total non-performing loans to total assets	2.33%	2.11%	1.02%	1.82%	0.93%
Total non-performing assets to total assets	2.88%	2.96%	1.53%	1.86%	0.93%

The amount of the allowance for loan losses allocated to the $13.6 million of non-performing loans at December 31, 2013, noted above, was $1.8 million.  See discussion on page 16 regarding charge-offs on impaired loans.

For the year ended December 31, 2013, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original and restructured terms was $717,000 and $565,000, respectively.  We recognized $152,000 and $543,000, respectively, of interest income on such loans during the year.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2013 and 2012.  The classified assets totals at December 31, 2013 and 2012 include $13.6 million and $13.1 million, respectively, of nonperforming loans.

	At December 31,
	2013	2012
	(In thousands)

Classified assets:
Substandard	$21,850	$27,015
Doubtful	2,444	127
Loss	-	-
Total classified assets	$24,294	$27,142
Special mention	$9,324	$4,167

At December 31, 2013, substandard assets consisted primarily of (i) 69 residential mortgage loans with a recorded investment of $9.4 million, (ii) 21 home equity loans with a recorded investment totaling $846,000, (iii) 14 commercial real estate loan relationships with a recorded investment totaling $7.8 million, (iv) five construction and land loans with a recorded investment totaling $3.5 million and (v) three commercial loans with a recorded investment of $340,000.  At December 31, 2013, special mention assets consisted primarily of (i) eighteen residential mortgage loans with a recorded investment totaling $1.8 million, (ii) three home equity loans with a recorded investment totaling $108,000, (iii) ten commercial real estate loan relationships with a recorded investment totaling $3.7 million and (v) two consumer loans with principal balances of $20,000.

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

  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2013 and 2012—Provision for Loan Losses” and “—Allowance for Loan Losses.”

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

The allowance for loan losses was $5.9 million, or 2.07% of total loans, at December 31, 2013, compared to $4.1 million, or 1.37% of total loans, at December 31, 2012.  The allowance for loan losses represented 43.2% of nonperforming loans at December 31, 2013 and 31.6% of nonperforming loans at December 31, 2012, as nonperforming loans increased to $13.6 million at December 31, 2013 from $13.1 million at December 31, 2012.  Loans delinquent 30 days or greater decreased to $11.9 million at December 31, 2013 from $15.1 million at December 31, 2012.

For further discussion regarding how we determined the allowance for loan losses as of December 31, 2013 and 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$4,146	$5,027	$3,543	$2,606	$2,105

Charge-offs:
Real estate loans:
One- to four-family residential	(217)	(2,108)	(262)	(223)	—
Home equity loans and lines of credit	(258)	(184)	(13)	—	(34)
Multi-family	-	—	—	—	—
Commercial	(1,826)	(4,652)	(87)	(144)	—
Construction and land	(37)	(49)	(33)	—	—
Commercial	(1,965)	(450)	—	(15)	(9)
Consumer and other	(14)	(20)	(12)	(38)	(74)
Total charge-offs	(4,317)	(7,463)	(407)	(420)	(117)

Recoveries:
Real estate loans:
One- to four-family residential	58	43	18	—	—
Home equity loans and lines of credit	-	2	—	—	—
Multi-family	-	—	—	—	—
Commercial	-	—	—	5	—
Construction and land	54	—	—	—	—
Commercial	203	33	6	—	—
Consumer and other	10	8	7	12	3
Total recoveries	325	86	31	17	3

Net charge-offs	(3,992)	(7,377)	(376)	(403)	(114)
Provision for loan losses	5,699	6,496	1,860	1,340	615

Balance at end of year	$5,853	$4,146	$5,027	$3,543	$2,606

Ratios:
Net charge-offs to average loans outstanding	(1.37)%	(2.50)%	(0.12)%	(0.12)%	(0.04)%
Allowance for loan losses to non-performing loans at end of year	43.16%	31.55%	81.70%	33.05%	49.38%
Allowance for loan losses to total loans at end of year	2.07%	1.37%	1.66%	1.09%	0.80%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2013			2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,650	28.2%	52.9%	$692	16.7%	49.2%	$1,220	24.3%	46.4%
Home equity loans and lines of credit	275	4.7	9.4	277	6.7	9.5	114	2.3	10.7
Multi-family	3	0.1	0.1	6	0.1	0.1	27	0.5	0.2
Commercial	1,222	20.9	28.1	1,107	26.7	29.9	2,400	47.8	33.7
Construction and land	90	1.5	3.1	138	3.3	3.2	34	0.6	1.4
Commercial	1,843	31.5	6.1	405	9.8	7.7	713	14.2	7.2
Consumer and other	20	0.3	0.3	21	0.5	0.4	19	0.4	0.4
Unallocated	750	12.8	-	1,500	36.2	-	500	9.9	—

Total allowance for loan losses	$5,853	100.0%	100.0%	$4,146	100.0%	100.0%	$5,027	100.0%	100.0%

	At December 31,
	2010			2009
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$580	16.4%	43.3%	$418	16.0%	46.6%
Home equity loans and lines of credit	35	1.0	10.9	42	1.6	11.7
Multi-family	27	0.8	1.0	10	0.4	1.3
Commercial	1,800	50.8	35.2	1,010	38.8	29.9
Construction and land	65	1.8	1.8	157	6.0	4.3
Commercial	406	11.4	7.2	283	10.9	5.5
Consumer and other	130	3.7	0.6	164	6.3	0.7
Unallocated	500	14.1	—	522	20.0	—

Total allowance for loan losses	$3,543	100.0%	100.0%	$2,606	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration and mortgage-related mutual funds.  As of December 31, 2013, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

At December 31, 2013, we did not have any securities from an issuer (other than securities issued by the U. S. Governments or by its agencies) that had an aggregate book value of more than 10% of our consolidated stockholders’ equity.

FASB ASC Topic 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase and at each balance sheet date thereafter, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.  The increase in interest rates during 2013 reduced the market value of our investment portfolio.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”).  Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less that 100% loans if such funds are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk.  After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies.  We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.

Mortgage-Backed Securities.  We invest in government-sponsored enterprise (“GSE”) mortgage-backed securities to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increase liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2013, our mortgage-backed securities portfolio had a fair value of $15.5 million, and consisted of pass-through securities.

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

Collateralized Mortgage Obligations.  Government-sponsored enterprise collateralized mortgage obligations (CMO’s) are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability.  Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.  At December 31, 2013, our collateralized mortgage obligation portfolio had a fair value of $61.6 million.

Corporate Debt Securities and Municipal Bonds.  At December 31, 2013, we held $5.9 million in corporate debt securities, at fair value, $4.5 million of which were classified as available for sale and $1.4 million of which were classified as held to maturity.  At December 31, 2013, we held $22.6 million in bonds issued by states and political subdivisions, $15.9 million of which were classified as held to maturity at amortized cost and $6.7 million of which were classified as available for sale at fair value.  Included in this total are bond anticipation notes and tax anticipation notes (all of which have terms of one year or less), issued by municipalities in the State of New Jersey.  Although corporate debt securities and municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in corporate bonds to securities rated in one of the four highest categories by at least one nationally recognized rating agency, and to a total investment of no more than $1.0 million per issuer.  We also generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2013, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2013 was $702,000 based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds and Wilmington Prime Money Market Fund.

U.S. Government Agency Securities.  At December 31, 2013, we held U.S. government agency securities available for sale with a fair value of $136.8 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Other-Than-Temporary Impairment of Securities.  For the years ended December 31, 2013 and 2012, there was no charge against operating results for other-than-temporarily impaired securities.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
GSE mortgage-backed securities	$14,794	$15,463	$32,340	$34,721	$48,355	$51,803
GSE collateralized mortgage obligations	64,120	61,622	50,846	52,134	59,607	60,970
U.S. Government obligations	141,836	136,783	126,524	127,053	91,203	91,553
Corporate debt obligations	4,493	4,501	6,603	6,753	9,573	9,668
Mutual funds	903	945	4,909	4,948	7,743	7,787
Municipal debt obligations	6,828	6,719	6,171	6,256	4,977	5,075
SBA pools	1,097	1,093	1,427	1,439	1,681	1,687
Total securities available-for-sale	$234,071	$227,126	$228,820	$233,304	$223,139	$228,543

Securities held-to-maturity:
GSE mortgage-backed securities	$188	$208	$429	$469	$782	$859
Corporate debt obligations	1,193	1,396	1,192	1,502	1,191	1,465
Municipal debt obligations	15,910	16,278	28,318	28,953	36,019	36,355
Total securities held-to-maturity	$17,291	$17,882	$29,939	$30,924	$37,992	$38,679

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

GSE mortgage-backed securities	$1,629	$82	$33	$1	$1,662	$83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
U. S. Government obligations	126,055	4,590	8,006	479	134,061	5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

	At December 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

GSE mortgage-backed securities	$42	$1	$1,508	$29	$1,550	$30
GSE collateralized mortgage obligations	706	1	287	1	993	2
U. S. Government obligations	30,705	163	-	-	30,705	163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
Total	$33,589	$176	$1,795	$30	$35,384	$206

At December 31, 2013 and 2012, there were no held-to-maturity investment securities with gross unrealized losses.

At December 31, 2013, there were 120 securities in the less-than-twelve-months unrealized loss category and eight securities in the twelve-months-or-more unrealized loss category for the available-for-sale portfolio.  Included in the 120 securities in the less-than-twelve month category for available-for-sale securities are: (a) 68 U. S. government obligations; (b) two corporate debt obligations which have been in a loss position for one and two months, respectively; (c) twelve municipal debt obligations; (d) three SBA pools; (e) two mortgage-backed securities; and (f) 33 collateralized mortgage obligations.  Included in the eight securities in the twelve-months-or-more category are: (a) four U. S. government obligations; (b) two municipal debt obligations; (c) one mortgage-backed security; and (d) one collateralized mortgage obligation.

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

As of December 31, 2013 and 2012, management believed that the unrealized losses of the securities noted above were primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We did not intend to sell and expect that it is not more likely than not that we would be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management did not believe any individual unrealized loss as of December 31, 2013 and 2012, represented an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis, assuming a federal income tax rate of 34.0%.  At December 31, 2013, the non-tax adjusted weighted average yield on total state and municipal securities was 1.08%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$-	-%	$174	6.05%	$795	4.42%	$13,825	3.50%	$14,794	$15,463	3.58%
Collateralized mortgage obligations	-	-	3,992	1.82	9,291	1.90	50,837	1.87	64,120	61,622	1.87
U.S. government obligations	-	-	58,452	0.85	83,384	1.45	-	-	141,836	136,783	1.20
Corporate debt obligations	2,498	1.01	1,995	0.89	-	-	-	-	4,493	4,501	0.96
Mutual funds	903	1.80	-	-	-	-	-	-	903	945	1.80
Municipal debt obligations	-	-	2,718	4.17	4,110	3.97	-	-	6,828	6,719	4.05
SBA pools	-	-	-	-	202	2.88	895	0.63	1,097	1,093	1.04
Total securities available for sale	$3,401	1.22%	$67,331	1.06%	$97,782	1.63%	$65,557	2.20%	$234,071	$227,126	1.62%

Securities held to maturity:
Mortgage-backed securities	$9	6.11%	$36	6.86%	$2	6.00%	$141	5.21%	$188	$208	5.58%
Corporate debt obligations	-	-	996	7.13	-	-	197	6.44	1,193	1,396	7.02
Municipal debt obligations	12,266	1.41	510	7.33	1,666	7.33	1,468	7.89	15,910	16,278	2.82
Total securities held to maturity	$12,275	1.41%	$1,542	7.19%	$1,668	7.33%	$1,806	7.53%	$17,291	$17,882	3.14%

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

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2013, we had no brokered certificates of deposits.  In addition, at December 31, 2013, we had $143.7 million in deposits from municipalities and school boards within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2013			2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$42,739	8.19%	-%	$39,301	7.09%	-%	$42,568	8.18%	-%
Savings	111,219	21.31	0.56	106,469	19.22	0.65	105,045	20.17	1.26
NOW accounts	152,279	29.17	0.42	168,150	30.35	0.82	115,169	22.12	0.84
Super NOW accounts	43,740	8.38	0.35	44,548	8.04	0.54	39,198	7.53	0.82
Money market deposit	63,811	12.22	0.40	72,051	13.00	0.63	71,145	13.66	0.87
Total transaction accounts	413,788	79.27	0.40	430,519	77.70	0.64	373,125	71.66	0.91

Certificates of deposit	108,239	20.73	1.45	123,571	22.30	1.60	147,578	28.34	1.89

Total deposits	$522,027	100.00%	0.62%	$554,090	100.00%	0.86%	$520,703	100.00%	1.19%

As of December 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $39.2 million.  The following table sets forth the maturity of those certificates of deposit as of December 31, 2013.

Certificates of Deposits in Amounts Greater than or Equal to $100,000	At December 31, 2013
(In thousands)

Three months or less	$2,761
Over three months through six months	3,111
Over six months through one year	8,027
Over one year to three years	9,200
Over three years	16,086

Total	$39,185

At December 31, 2013, $51.0 million of our certificates of deposit had maturities of one year or less.  We monitor activity in these accounts and, based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of year	$-	$-	$10,045
Average balance during year	$7,557	$1,836	$6,235
Maximum outstanding at any month end	$34,020	$2,000	$14,430
Weighted average interest rate at end of year	-%	-%	0.42%
Average interest rate during year	0.38%	1.91%	1.89%

At December 31, 2013, there was no outstanding balance of borrowings from the FHLB.

At December 31, 2013, we had the ability to borrow approximately $174.9 million under our credit facilities with the Federal Home Loan Bank of New York of which no balance was outstanding.

Employees

As of December 31, 2013, we had 100 full-time employees and 16 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

COBK Investments, LLC (formerly called COBK Investments, Inc.) is a wholly owned subsidiary of Colonial Bank, FSB.  It is a Delaware corporation that was formed in 2013 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  COBK Investments, Inc. was dissolved in September 2013.  At December 31, 2013, COBK Investments, LLC had $150.0 million in assets, and Colonial Bank, FSB had an equity investment of $11.8 million in COBK Investments, LLC.

FEDERAL AND STATE TAXATION

Tax Allocation

Colonial Bank, FSB, Colonial Financial Services, Inc. and COBK Investments, LLC have established a method for allocating and for reimbursing the payment of their consolidated tax liability.

Federal Taxation

General.  Colonial Financial Services, Inc., Colonial Bank, FSB and COBK Investments, LLC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Colonial Financial Services Inc.’s and Colonial Bank, FSB’s federal tax returns are not currently under audit, and have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules.

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

At December 31, 2013, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years.  At December 31, 2013, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Financial Services, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2013, Colonial Financial Services, Inc. and its subsidiaries have federal capital loss carryforwards of approximately $195,000  expiring from 2014 through 2015.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.

State Taxation

Colonial Bank, FSB currently files New Jersey Corporation Business tax returns for banking and financial corporations.  Generally, the income of savings institutions in New Jersey is subject to the New Jersey Corporation Business tax at the rate of 9% on its “entire net income,” which generally means federal taxable income before net operating loss and special deductions, subject to certain adjustments (including addition of interest income on state and municipal obligations).  With the formation of CB Delaware Investments Inc. (now known as COBK Investments, Inc.) in 2006 and the transfer of investment securities to it, the taxable state income of Colonial Bank, FSB had been substantially reduced.  With the reduction, Colonial Bank, FSB is in a net operating loss position for state tax purposes and may utilize state net operating loss carryforwards to reduce future state income taxes, though there is no guarantee that these carryforwards will be utilized before they expire.  In September 2013, Colonial Bank FSB dissolved COBK Investments, Inc. and formed COBK Investments, LLC which returns the investment income to the Bank as taxable state income.

At December 31, 2013, Colonial Bank, FSB has New Jersey net operating loss carryforwards of $20.2 million, of which $5.5 million expires from 2014 through 2015 and the balance expires from 2029 through 2032.  New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years and net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years.  At December 31, 2013, the Company has recorded a valuation allowance of approximately $305,000 against the deferred tax assets attributable to the New Jersey net operating loss carryforwards.

At December 31, 2013, Colonial Bank, FSB had New Jersey capital loss carryforwards of $115,000.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years.  At December 31, 2013, the Company has recorded a full valuation allowance of $7,000 for the state capital loss carryforwards.

Colonial Financial Services, Inc. is not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.  Colonial Bank, FSB is currently under audit with respect to their state income tax returns.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as Colonial Bank, FSB.  Under the Dodd-Frank Act, the Office of Thrift Supervision has been eliminated and responsibility for the supervision and regulation of federal savings banks has been transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  Responsibility for the regulation and supervision of savings and loan holding companies, such as Colonial Financial Services, Inc. has been transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, a new Consumer Financial Protection Bureau has been established as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to federal banking regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as Colonial Bank, FSB, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau.

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

Regulatory Agreement and Capital Requirements

On May 30, 2013, Colonial Bank, FSB entered into an agreement with the Office of the Comptroller of the Currency. The agreement provides, among other things, that within specified time frames:

●	Colonial Bank, FSB must establish a Compliance Committee to monitor and coordinate Colonial Bank, FSB’s adherence to the agreement and submit reports to the Office of the Comptroller of the Currency;

●
Colonial Bank, FSB must hire an independent consultant to review Colonial Bank, FSB’s lending function, and Colonial Bank, FSB must implement a written plan to correct deficiencies noted by the consultant;

●	Colonial Bank, FSB must submit for review and non-objection by the Office of the Comptroller of the Currency a three-year written capital plan;

●	Colonial Bank, FSB must submit for review and non-objection by the Office of the Comptroller of the Currency a three-year strategic plan;

●	Colonial Bank, FSB must implement a profit plan to improve and sustain Colonial Bank, FSB’s earnings;

●
Colonial Bank, FSB must take immediate and continuing action to protect its interest in criticized assets, and must implement a written program to eliminate the basis of criticism of criticized, classified and certain other assets;

●	Colonial Bank, FSB must review the adequacy of Colonial Bank, FSB’s allowance for loan losses and establish a program for the maintenance of an adequate allowance for loan losses;

●	Colonial Bank, FSB must implement a written program to improve credit risk management; and

●	Colonial Bank, FSB must implement a policy to ensure that other real estate owned is managed in accordance with applicable federal regulations.

On May 30, 2013, Colonial Bank, FSB was notified by the Office of the Comptroller of the Currency that it established minimum capital ratios for Colonial Bank, FSB requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of December 31, 2013, Colonial Bank, FSB’s ratios for these items were 9.74%, 19.19% and 20.45%, respectively.

Failure to comply with the regulatory capital ratios can result in Colonial Bank, FSB being required to submit a revised capital plan for the Office of the Comptroller of the Currency’s review and non-objection as well as imposition of a revised enforcement order.

Holding Company Board Resolutions

In July 2013, Colonial Financial Services, Inc. adopted board resolutions as requested by the Federal Reserve Board.  The resolutions provide, among other things, that within specified time frames:

●	Colonial Financial Services, Inc. must serve as a source of strength to Colonial Bank, FSB, including assuring compliance with the regulatory agreement and other supervisory actions;

●	Colonial Financial Services, Inc. must submit to the Federal Reserve Bank of Philadelphia a written plan to strengthen board oversight related to financial and risk management

●	Colonial Financial Services, Inc. may not pay dividends, incur debt or repurchase its stock without prior written approval from the Federal Reserve Bank of Philadelphia; and

●	Colonial Bank, FSB must submit to the Federal Reserve Bank of Philadelphia a capital plan.

Failure to comply with the board resolutions could result in enforcement action by the Federal Reserve Board.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule is effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

In accordance with OTS regulations, at the time of the mutual-to-stock conversion, the Company substantially restricted retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders who continue to maintain their accounts at Colonial Bank, FSB after conversion. The Bank established a parallel liquidation account to support the Company’s liquidation account in the event the Company does not have sufficient assets to fund its obligations under its liquidation account. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of Colonial Bank, FSB or the Company, each account holder will be entitled to receive a distribution in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

At December 31, 2013, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

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

At December 31, 2013, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2013 equaled 0.64 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2013, Colonial Bank, FSB was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk.  The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

●	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

●	interest-only payments;

●	negative-amortization; and

●	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.”  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2013, Colonial Bank, FSB was in compliance with these reserve requirements.

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

35

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies.  Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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
37

ITEM 1A.                   Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company.”

ITEM 2.                      Properties

The following table provides certain information with respect to our banking offices as of December 31, 2013:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$4,752

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$371

339 Main Street Cedarville, New Jersey 08311	Owned	$261

1107 North High Street Millville, New Jersey 08332	Owned	$238

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$477

271 Lambs Road Sewell, New Jersey 08080	Owned	$299

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$758

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$319

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$350

The net book value of our premises, land and equipment was approximately $7.8 million at December 31, 2013.

ITEM 3.                      Legal Proceedings

As of December 31, 2013, we are currently involved in two lawsuits by former employees.  On March 4, 2013, Denise Davis filed a civil action against Colonial Federal Savings Bank and John Does 1-5 and 6-10 in Superior Court of New Jersey Cumberland County pursuant to the New Jersey Law Against Discrimination requesting compensatory damages, punitive damages, interest, cost of suit, attorneys’ fees, enhanced attorney’s fees, equitable reinstatement, equitable back pay and equitable front pay.  Ms. Davis claims to have suffered both non-economic losses for pain, embarrassment, upset and humiliation, as well as economic losses related to unemployment due to her termination.

On January 6, 2014, Richard Dapp, former Chief Lending Officer, filed a civil action against Colonial Bank, FSB in Superior Court of New Jersey Cumberland County to remedy violations of his employment contract.  Mr. Dapp is suing to be made whole for any and all pay and benefits he would have received had it not been for our contractual violations of his employment contract and the costs and expenses of this action and a reasonable attorney’s fees.

We are vigorously defending the claims.  At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

Except as noted above, we were not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts that we believe are immaterial to our consolidated financial condition, results of operations and cash flows.

ITEM 4.                      Mine Safety Disclosures

Not applicable

39

PART II

ITEM 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the symbol “COBK.” As of December 31, 2013, we had fifteen registered market makers, 403 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,853,058 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2013	High	Low	Cash Dividends Declared
First Quarter	$13.75	$13.06	$-
Second Quarter	$14.30	$13.30	$-
Third Quarter	$17.00	$13.24	$-
Fourth Quarter	$14.41	$12.94	$-

Year Ended December 31, 2012	High	Low	Cash Dividends Declared
First Quarter	$12.55	$11.85	$-
Second Quarter	$13.38	$12.75	$-
Third Quarter	$13.47	$12.90	$-
Fourth Quarter	$13.47	$12.76	$-

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

There were no sales of unregistered securities during the quarter ended December 31, 2013.

There were no repurchases of shares of common stock during the quarter ended December 31, 2013.   The repurchase program was announced on February 16, 2012.  The repurchase program was for 198,951 shares and to date had repurchased 81,870 shares.  On August 15, 2013, the Board of Directors terminated the Company’s stock repurchase program.

ITEM 6.                      Selected Financial Data

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$583,157	$623,596	$603,814	$590,342	$568,541
Cash and amounts due from banks	23,404	26,418	7,893	18,982	15,882
Investment securities held to maturity	17,291	29,939	37,992	38,214	41,032
Investment securities available for sale	227,126	233,304	228,543	183,311	166,378
Loans receivable, net	276,154	297,182	297,570	319,987	321,607
Deposits	522,027	554,090	520,703	512,836	500,366
Borrowings	-	-	10,045	7,000	21,300
Stockholders’ equity	59,163	68,037	71,685	69,412	45,517

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Operating Data:

Interest income	$18,129	$21,407	$24,067	$26,292	$27,355
Interest expense	3,848	5,431	7,154	9,216	13,514
Net interest income	14,281	15,976	16,913	17,076	13,841
Provision for loan losses	5,699	6,496	1,860	1,340	615
Net interest income after provision for loan losses	8,582	9,480	15,053	15,736	13,226
Non-interest income	2,755	1,844	1,809	1,574	267
Non-interest expense	14,799	14,395	12,376	11,747	11,661
Income (loss) before income taxes	(3,462)	(3,071)	4,486	5,563	1,832
Income tax expense (benefit)	(1,637)	(1,322)	1,179	1,693	392
Net income (loss)	$(1,825)	$(1,749)	$3,307	$3,870	$1,440

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	(0.30)%	(0.28)%	0.55%	0.67%	0.26%
Return on average equity	(2.87)%	(2.46)%	4.64%	6.83%	3.34%
Interest rate spread (1)	2.46%	2.74%	2.90%	3.05%	2.52%
Net interest margin (2)	2.54%	2.83%	3.06%	3.21%	2.71%
Efficiency ratio (3)	86.87%	80.78%	66.07%	62.99%	82.66%
Noninterest expense to average total assets	2.42%	2.29%	2.06%	2.02%	2.12%
Average interest-earning assets to average interest-bearing liabilities	111.62%	109.79%	112.92%	109.33%	107.28%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	2.88%	2.96%	1.53%	1.86%	0.93%
Non-performing loans as a percent of total loans	4.79%	4.35%	2.03%	3.31%	1.63%
Allowance for loan losses as a percent of non-performing loans	43.16%	31.55%	81.70%	33.05%	49.38%
Allowance for loan losses as a percent of total loans	2.07%	1.37%	1.66%	1.09%	0.80%
Net charge-offs to average loans outstanding	(1.37)%	(2.50)%	(0.12)%	(0.12)%	(0.04)%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	20.45%	20.55%	19.99%	18.39%	12.60%
Tier 1 risk-based capital (to risk weighted assets)	19.19%	19.30%	19.27%	17.64%	11.94%
Tangible capital (to tangible assets)	9.74%	10.00%	10.82%	10.44%	7.17%
Tier 1 leverage (core) capital (to adjusted tangible assets)	9.74%	10.00%	10.82%	10.44%	7.17%
Equity to total assets	10.15%	10.91%	11.87%	11.76%	8.01%

Other Data:
Number of full service offices	9	9	9	9	9
Dividends declared per share	$—	$—	$—	$—	$—

Earnings (loss) per share:
Basic and diluted (4)	$(0.49)	$(0.46)	$0.83	$0.97	$0.36

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Information for December 31, 2009 has been adjusted for the 0.9399-for-one exchange from the mutual-to-stock conversion of Colonial Bankshares MHC.

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectibility as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of total loans outstanding has ranged from 1.37% to 2.07%, while our net charge-offs as a percentage of average loans outstanding has ranged from (0.12%) to (2.50%).  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2013 would have changed by approximately $205,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at December 31, 2013 and 2012

Total assets decreased $40.4 million, or 6.5%, to $583.2 million at December 31, 2013 from $623.6 million at December 31, 2012.  The decrease was the result of decreases in cash and cash and amounts due from banks, investment securities available-for-sale, investment securities held-to-maturity, net loans receivable, real estate owned, Federal Home Loan Bank stock, office properties and equipment and accrued interest receivable, offset by increases in bank-owned life insurance and the net deferred tax asset.

Net loans receivable decreased by $21.0 million, or 7.1%, to $276.2 million at December 31, 2013 from $297.2 million at December 31, 2012.  One- to four-family residential real estate loans increased $1.1 million, or 0.7%, to $149.7 million at December 31, 2013 from $148.7 million at December 31, 2012.  Commercial real estate loans decreased $10.5 million, or 11.7%, to $79.6 million at December 31, 2013 from $90.1 million at December 31, 2012.  Home equity loans and lines of credit decreased $2.2 million, or 7.7%, to $26.4 million at December 31, 2013 from $28.7 million at December 31, 2012.  Construction and land loans decreased $1.0 million, or 10.5%, to $8.7 million at December 31, 2013 from $9.7 million at December 31, 2012.  Commercial loans decreased $6.0 million, or 25.9%, to $17.3 million at December 31, 2013 from $23.3 million at December 31, 2012.

Investment securities available for sale decreased $6.2 million, or 2.7%, to $227.1 million at December 31, 2013 from $233.3 million at December 31, 2012.  The decrease was the result of sales in the amount of $25.0 million of investment securities available for sale, $41.0 million in calls and maturities of investment securities available for sale, a decrease in the market value of investment securities available for sale of $11.4 million, $28.2 million in principal amortization and accretion of discounts and premiums in the amount of $19,000 offset by purchases of $99.4 million of mortgage-backed and investment securities available for sale.   In addition, securities held to maturity decreased $12.6 million, or 42.2% to $17.3 million at December 31, 2013 from $29.9 million at December 31, 2012.  The decrease in securities held to maturity was the result of principal amortization of $244,000 and $28.2 million in calls and maturities of investment securities held to maturity, offset by purchases of $15.6 million and accretion of discounts and premiums in the amount of $188,000.

Other assets increased by $58,000 to $4.0 million at December 31, 2013 from $3.9 million at December 31, 2012.  The increase was mainly due to the increase in prepaid income taxes.  Cash and amounts due from banks decreased by $3.0 million to $23.4 million at December 31, 2013 from $26.4 million at December 31, 2012.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides non-interest income that is nontaxable.  Federal regulations generally limit the investment in bank-owned life insurance to 25% of the sum of Colonial Bank, FSB’s tier 1 capital and its allowance for loan losses.  At December 31, 2013, this limit was $15.7 million. The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for an employee and $250,000 for a director.  During 2012, we increased our coverage of life insurance on key personnel from $10.8 million at December 31, 2012 to $14.2 million at December 31, 2013.

Deposits decreased $32.1 million, or 5.8%, to $522.0 million at December 31, 2013 from $554.1 million at December 31, 2012.  NOW accounts decreased $15.9 million, or 9.4%, to $152.3 million at December 31, 2013 from $168.2 million at December 31, 2012.  Money market deposit accounts decreased $8.2 million, or 11.4%, to $63.8 million at December 31, 2013 from $72.1 million at December 31, 2012.  Savings accounts increased $4.8 million, or 4.5%, to $111.2 million at December 31, 2013 from $106.5 million at December 31, 2012.  Certificates of deposit decreased $15.3 million, or 12.4%, to $108.2 million at December 31, 2013 from $123.6 million at December 31, 2012.  Non-interest bearing demand accounts increased $3.4 million, or 8.8% to $42.7 million at December 31, 2013 from $39.3 million at December 31, 2012.  Super NOW accounts decreased $808,000, or 1.8%, to $43.7 million at December 31, 2013 from $44.5 million at December 31, 2012.

There were no borrowings outstanding as of December 31, 2013 and 2012, as we have not required excess liquidity to fund our operations.

Total stockholders’ equity decreased $8.8 million to $59.2 million at December 31, 2013 from $68.0 million at December 31, 2012.  This decrease was attributable to a net loss of $1.8 million and a decrease in other comprehensive income of $7.4 million as well as stock repurchases in the amount of $134,000.  Accumulated other comprehensive income decreased by $7.4 million to a loss of $4.5 million at December 31, 2013 from income of $2.9 million at December 31, 2012 as a result of a decrease in unrealized gains on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

Average Balance Sheet

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated.  Tax-equivalent yield adjustments have not been made for tax-exempt securities.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans	$290,975	$13,616	4.68%	$294,828	$15,682	5.32%	$310,045	$17,781	5.74%
Securities:
Taxable	248,221	4,060	1.64%	238,255	5,117	2.15%	211,249	5,656	2.68%
Tax-exempt	23,576	453	1.92%	30,501	608	1.99%	30,846	630	2.04%
Total interest-earning assets	562,772	18,129	3.22%	563,584	21,407	3.81%	552,140	24,067	4.36%
Noninterest-earning assets	50,623			64,408			48,642
Total assets	$613,395			$627,992			$600,782

Interest-bearing liabilities:
Savings accounts	$108,803	632	0.58%	$107,725	774	0.72%	$106,483	1,380	1.30%
NOW accounts	204,865	1,185	0.58%	194,450	1,633	0.84%	145,854	1,490	1.02%
Money market deposits	67,425	287	0.43%	70,241	532	0.76%	70,900	778	1.10%
Certificates of deposit	115,527	1,715	1.48%	139,068	2,457	1.77%	159,508	3,387	2.12%
Total interest-bearing deposits	496,620	3,819	0.77%	511,484	5,396	1.05%	482,745	7,035	1.46%
Borrowings	7,557	29	0.38%	1,836	35	1.91%	6,235	119	1.89%
Total interest-bearing liabilities	504,177	3,848	0.76%	513,320	5,431	1.06%	488,980	7,154	1.46%
Noninterest-bearing liabilities	45,649			43,575			40,553
Total liabilities	549,826			556,895			529,533
Equity	63,569			71,097			71,249
Total liabilities and equity	$613,395			$627,992			$600,782

Net interest income		$14,281			$15,976			$16,913
Interest rate spread (1)			2.46%			2.74%			2.90%
Net interest-earning assets (2)	$58,595			$50,264			$63,160
Net interest margin (3)			2.54%			2.83%			3.06%
Average interest-earning assets to average interest-bearing liabilities	111.62%			109.79%			112.92%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(203)	$(1,863)	$(2,066)	$(853)	$(1,246)	$(2,099)
Securities:
Taxable	225	(1,282)	(1,057)	976	(1,515)	(539)
Tax-exempt	(134)	(21)	(155)	(7)	(15)	(22)
Total interest-earning assets	(112)	(3,166)	(3,278)	116	(2,776)	(2,660)

Interest-bearing liabilities:
Savings accounts	8	(150)	(142)	16	(622)	(606)
NOW accounts	93	(541)	(448)	304	(161)	143
Money market deposit	(20)	(225)	(245)	(7)	(239)	(246)
Certificates of deposit	(382)	(360)	(742)	(404)	(526)	(930)
Total interest-bearing deposits	(301)	(1,276)	(1,577)	(91)	(1,548)	(1,639)
Borrowings	(8)	2	(6)	(84)	-	(84)
Total interest-bearing liabilities	(309)	(1,274)	(1,583)	(175)	(1,548)	(1,723)

Net change in interest income	$197	$(1,892)	$(1,695)	$291	$(1,228)	$(937)

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

General.  We experienced a net loss of $1.8 million for the year ended December 31, 2013 compared to a net loss of $1.7 million for the year ended December 31, 2012.  The principal reason for the loss for the year ended December 31, 2013 was a provision for loan losses of $5.7 million.  Also, net interest income decreased by $1.7 million to $14.3 million for the year ended December 31, 2013 from $16.0 million for the year ended December 31, 2012 and non-interest expense increased by $404,000 to $14.8 million for the year ended December 31, 2013 from $14.4 million for the year ended December 31, 2012.  Also, due to the net loss, the income tax benefit increased from a benefit of $1.3 million for the year ended December 31, 2012 to a benefit of $1.6 million for the year ended December 31, 2013.

Interest Income.  Interest income decreased $3.3 million to $18.1 million for the year ended December 31, 2013 from $21.4 million for the year ended December 31, 2012.  The decrease in interest income resulted from a $1.2 million decrease in interest income on investment securities and mortgage-backed securities and a decrease of $2.1 million on loans.

Interest income on loans decreased $2.1 million, or 13.2%, to $13.6 million for the year ended December 31, 2013 from $15.7 million for the year ended December 31, 2012.  This decrease resulted from a 64 basis point decrease in the average yield on loans to 4.68% for the year ended December 31, 2013 from 5.32% for the year ended December 31, 2012 along with a decrease in the average balance of loans of $3.9 million, or 1.3%, to $291.0 million for the year ended December 31, 2013 from $294.8 million for the year ended December 31, 2012.

Interest income on securities decreased by $1.2 million to $4.5 million for the year ended December 31, 2013 from $5.7 million for the year ended December 31, 2012.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 47 basis points to 1.66% for the year ended December 31, 2013 from 2.13% for the year ended December 31, 2012, which was offset by an increase in the average balance of taxable and tax-exempt securities to $271.8 million for the year ended December 31, 2013 from $268.8 million for the year ended December 31, 2012.  The increase in the average balance of securities resulted from our investing excess cash in short-term investment securities.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $1.6 million, or 29.1%, to $3.8 million for the year ended December 31, 2013 from $5.4 million for the year ended December 31, 2012.

Interest expense on interest-bearing deposits decreased by $1.6 million, or 29.2%, to $3.8 million for the year ended December 31, 2013 from $5.4 million for the year ended December 31, 2012.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 28 basis points in the average rate paid on interest-bearing deposits to 0.77% for the year ended December 31, 2013 from 1.05% for the year ended December 31, 2012.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2013.  This was augmented by a $14.9 million, or 2.9%, decrease in the average balance of interest-bearing deposits to $496.6 million for the year ended December 31, 2013 from $511.5 million for the year ended December 31, 2012.

Interest expense on borrowings decreased $6,000 to $29,000 for the year ended December 31, 2013 from $35,000 for the year ended December 31, 2012.  This decrease was due to a decrease in the average cost of such borrowings to 0.38% for the year ended December 31, 2013 from 1.91% for the year ended December 31, 2012, offset by an increase in the average balance of borrowings to $7.6 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012.

Net Interest Income.  Net interest income decreased by $1.7 million, or 10.6%, to $14.3 million for the year ended December 31, 2013 from $16.0 million for the year ended December 31, 2012 as the $812,000 decrease in our average interest earning assets was more than offset by a $9.1 million decrease in our average interest bearing liabilities and a 29 basis point decrease in our net interest margin to 2.54% for the year ended December 31, 2013 from 2.83% for the year ended December 31, 2012, and a 28 basis point decrease in our net interest rate spread to 2.46% for the year ended December 31, 2013 from 2.74% for the year ended December 31, 2012.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $5.7 million for the year ended December 31, 2013 and a provision for loan losses of $6.5 million for the year ended December 31, 2012.  The allowance for loan losses was $5.9 million, or 2.07% of total loans, at December 31, 2013, compared to $4.1 million, or 1.37% of total loans, at December 31, 2012.

For the year ended December 31, 2012, the charge-offs on commercial real estate loans were due to reduced valuations on re-appraisals of the underlying collateral for such loans.  Six out of seven loans in one particular sector of the commercial real estate portfolio were identified as impaired and written down in the second quarter 2012 to the estimated fair value based on appraisals.  The Bank feels this industry sector is not representative of the remaining commercial real estate portfolio and has therefore reduced the risk-weighted historical loss factor for the second quarter of 2012 in the calculation for the general loan loss allowance.  The Bank has not seen similar decreases in collateral valuations in other commercial real estate industry sectors since the collateral in other sectors is different in type and nature.  The charge-offs during the year are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category.  The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.  Charge-offs during the year are included in our historical loan loss rate.  While qualitative risk factors in the general allowance calculation were increased in response to the increase collateral valuation risk noted in the previously mentioned sector, positive trends in the volume and severity of past due loans in the rest of the commercial real estate portfolio resulted in lower qualitative risk factors and an overall lower general reserve for the commercial real estate portfolio.

Our balance of loans we evaluated individually for impairment decreased to $25.3 million at December 31, 2013 from $30.7 million at December 31, 2012, although we provided specific allowances on loans with principal balances of $3.9 million as of December 31, 2013 and $479,000 as of December 31, 2012.  In an October 2011 directive, the Office of the Comptroller of the Currency required all specific valuation allowances (‘SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off.  As a result, reported loan charge-offs for the year ended December 31, 2012 includes the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.  At December 31, 2013 and 2012, all nonaccrual loans were individually evaluated for impairment.

The allowance for loan losses represented 43.16% of nonperforming loans at December 31, 2013 and 31.55% of nonperforming loans at December 31, 2012.  As a result of our recent increase in nonperforming loans, we experienced net charge-offs of $4.0 million for the year ended December 31, 2013 and $7.4 million for the year ended December 31, 2012.  In addition, at December 31, 2013, approximately 43% of our non-performing loans were one- to four-family residential and home equity real estate loans and 57% of our non-performing loans were commercial real estate, construction and land loans and commercial loans.  We decreased the balance of the unallocated portion of the allowance for loan losses to $750,000 at December 31, 2013 compared to the balance of the unallocated portion of the allowance for loan losses at $1.5 million at December 31, 2012.  We decreased the unallocated portion to better reflect individual loan reserves and to reflect the large reduction in overall loan balances.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2013 and 2012.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income increased $911,000 to $2.8 million for the year ended December 31, 2013 compared to $1.8 million for the year ended December 31, 2012.  Fees and service charges on deposit accounts increased by $36,000 to $1.2 million for the year ended December 31, 2013 from $1.2 million for the year ended December 31, 2012.  Net gains on the sales and calls of investment securities increased to $1.1 million for the year ended December 31, 2013 from $259,000 for the year ended December 31, 2012.

Non-interest Expense.  Non-interest expense increased $404,000, or 2.8%, to $14.8 million for the year ended December 31, 2013 from $14.4 million for the year ended December 31, 2012.  Compensation and benefits expense remained level at $6.9 million for the years ended December 31, 2013 and 2012.  Occupancy and equipment expense also remained level at $1.6 million for the years ended December 31, 2013 and 2012.  Data processing expense increased $89,000 to $968,000 for the year ended December 31, 2013 from $879,000 for the year ended December 31, 2012.  Federal Deposit Insurance Corporation insurance premiums increased by $202,000 to $733,000 for the year ended December 31, 2013 from $531,000 for the year ended December 31, 2012.  This increase was due to the increased insurance premium as a result of being under a formal agreement with the Office of the Comptroller of the Currency.  Professional fees increased by $421,000 to $1.3 million for the year ended December 31, 2013 from $850,000 for the year ended December 31, 2012.  This increase was due to higher legal expenses and loan collection expenses offset by a decrease in auditing and accounting fees.  Real estate owned expense decreased to $1.5 million for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012.  This decrease is due to the lower additions to the allowance for losses on real estate owned and the net gains on the sale of real estate owned for the year ended December 31, 2013 offset by increased expenses attributable to holding more properties in real estate owned.  Other expenses increased $111,000 to $1.5 million for the year ended December 31, 2013.  This increase was mainly attributable to increases in appraisal expense, insurance expense, supervisory examination expense, telephone expense offset by a reduction in training and education expense.

Income Tax Expense. We recorded a benefit of $1.6 million for income taxes for the year ended December 31, 2013, compared to a benefit of $1.3 million for the year ended December 31, 2012, reflecting effective tax rates of (47.3)% and (43.0)%, respectively.  The benefits were due to the losses we experienced during the year.

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

Economic Value of Equity. The Bank monitors its interest rate risk through the use of a simulation model which incorporates all asset and liability rate and maturity information, assumptions regarding prepayment speeds of loans and the effective maturity of non-maturity deposits, and simulates the effect of various interest rate movements on interest income and the economic value of equity (“EVE”). The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of December 31, 2013, the estimated changes in our EVE that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				EVE as a Percentage of Present
Change in Interest		Estimated Increase (Decrease)		Value of Assets (3)
Rates (basis points)		in EVE		EVE	Increase (Decrease)
(1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$23,929	$(50,634)	-68%	4.72%	-789	bp
+300	36,559	(38,004)	-51%	6.93%	-568	bp
+200	53,318	(21,245)	-28%	9.69%	-292	bp
+100	66,469	(8,094)	-11%	11.63%	-98	bp
—	74,563	-	-%	12.61%	-	bp
-100	83,448	8,885	12%	13.78%	117	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2013, in the event of a 100 basis point decrease in interest rates, we would experience a 12% increase in the economic value of equity.  In the event of a 200 basis point increase in interest rates, we would experience a 28% decrease in the economic value of equity.  Both of these calculations are based on the calculated economic value of equity of $74.6 million at December 31, 2013.

In addition to modeling changes in our portfolio value of equity, we also run simulations on our net interest income for a twelve-month period under rising and falling interest rate scenarios.  The table below sets forth the changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve at December 31, 2013.  As with the market value portfolio equity simulation model, the changes in net interest income are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest		Estimated Increase (Decrease)
Rates (basis points)	Estimated Net Interest	in Net Interest Income
(1)	Income	Amount	Percent
	(Dollars in thousands)

+400	$11,321	$(2,480)	-17.96%
+300	12,236	(1,565)	-11.33%
+200	13,006	(795)	-5.76%
+100	13,493	(308)	-2.23%
—	13,801	-	-
-100	13,158	(643)	-4.66%

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our economic value of equity and net interest income and will differ from actual results.

Interest rate risk calculations also may not reflect the fair values of financial instruments.  For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.  For further information, see Note 14 to the Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature.  Colonial Bank, FSB’s primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program.  Excess liquid assets are invested generally in interest-earning deposits with other banks and short- and intermediate-term securities.

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $23.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $227.1 million at December 31, 2013.  In addition, at December 31, 2013, we had the ability to borrow approximately $174.9 million from the Federal Home Loan Bank of New York.  On that date, we had no advances outstanding.

At December 31, 2013, we had $7.1 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $19.5 million in unadvanced funds to borrowers and $3.0 million of commitments issued under standby letters of credit. Certificates of deposit due within one year of December 31, 2013 totaled $51.0 million, or 9.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.  During 2013 medium and longer-term interest rates increased; however, shorter-term interest rates, which are generally the basis for our borrowings and cost of deposits, continued to remain at historically low levels.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us, either as certificates of deposit or as other deposit products, as the recent runoff of certificates of deposit was primarily related to our not bidding on brokered certificates of deposit. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Colonial Financial Services, Inc. is a separate legal entity from Colonial Bank, FSB and it must provide for its liquidity to pay any dividends or repurchase any stock, and for other corporate purposes.  The primary source of liquidity for Colonial Financial Services, Inc. is the receipt of dividend payments from Colonial Bank, FSB.  The ability of Colonial Bank, FSB to pay dividends is subject to regulatory limitations.  At December 31, 2013, Colonial Financial Services, Inc. had liquid assets of $1.2 million.

Our primary investing activities are the origination of loans and the purchase of securities.  In 2013, we originated $51.6 million of loans and purchased $115.0 million of securities. We have not purchased any whole loans in recent periods.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $32.1 million and $33.4 million for the years ended December 31, 2013 and 2012, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

We did not have any Federal Home Loan Bank advances outstanding as of December 31, 2013 and 2012.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

Colonial Bank, FSB is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, Colonial Bank, FSB exceeded all regulatory capital requirements. Colonial Bank, FSB is considered “well-capitalized” under regulatory guidelines. See “Supervision and Regulation—Regulatory Agreement and Capital Requirements,” “—Federal Banking Regulation—Capital Requirements,” “and Note 13 of the Notes to the Consolidated Financial Statements.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.	Financial Statements and Supplementary Data

COLONIAL FINANCIAL SERVICES, INC.

TABLE OF CONTENTS

Page No.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2/F-3

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Financial Condition	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Loss	F-6

Consolidated Statements of Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9

BDO USA, LLP

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Colonial Financial Services, Inc.
Vineland, New Jersey

We have audited the accompanying consolidated statement of financial condition of Colonial Financial Services, Inc. and subsidiary (collectively the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. and subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 28, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Colonial Financial Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Colonial Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Colonial Financial Services, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. and subsidiary as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Pittsburgh, Pennsylvania
March 29, 2013

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012

	(Dollars In Thousands, Except Share Data)

Assets

Cash and amounts due from banks	$23,404	$26,418
Investment securities available for sale	227,126	233,304
Investment securities held to maturity (fair value 2013 - $17,882; 2012 - $30,924)	17,291	29,939
Loans receivable (net of allowance for loan losses 2013 - $5,853; 2012 - $4,146)	276,154	297,182
Real estate owned, net	3,258	5,347
Federal Home Loan Bank stock, at cost	702	758
Office properties and equipment, net	7,825	8,195
Bank-owned life insurance	14,607	14,168
Accrued interest receivable	1,530	1,650
Deferred tax asset, net	7,276	2,709
Other assets	3,984	3,926
Total Assets	$583,157	$623,596

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$42,739	$39,301
Interest-bearing	479,288	514,789
Total deposits	522,027	554,090
Advances from borrowers for taxes and insurance	831	661
Accrued interest payable and other liabilities	1,136	808
Total Liabilities	523,994	555,559

Commitments and contingencies (Note 12)

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,853,058 shares in 2013 and 3,852,791 shares in 2012	39	39
Additional paid-in capital	37,289	37,155
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(1,170)	(1,378)
Retained earnings	27,482	29,307
Accumulated other comprehensive income (loss)	(4,477)	2,914
Total Stockholders’ Equity	59,163	68,037
Total Liabilities and Stockholders’ Equity	$583,157	$623,596

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$13,616	$15,682
Mortgage-backed securities	1,998	2,997
Investment securities:
Taxable	2,062	2,120
Tax-exempt	453	608
Total Interest Income	18,129	21,407
Interest Expense
Deposits	3,819	5,396
Borrowings	29	35
Total Interest Expense	3,848	5,431
Net Interest Income	14,281	15,976
Provision for Loan Losses	5,699	6,496
Net Interest Income after Provision for Loan Losses	8,582	9,480
Non-Interest Income
Fees and service charges	1,211	1,175
Net gain on sales and calls of investment securities	1,064	259
Earnings on bank-owned life insurance	439	374
Other	41	36
Total Non-Interest Income	2,755	1,844
Non-Interest Expenses
Compensation and benefits	6,887	6,893
Occupancy and equipment	1,650	1,647
Data processing	968	879
FDIC insurance premiums	733	531
Office supplies	154	200
Professional fees	1,271	850
Advertising	131	148
Real estate owned, net	1,475	1,828
Other	1,530	1,419
Total Non-Interest Expenses	14,799	14,395
Loss before Income Tax Benefit	(3,462)	(3,071)
INCOME TAX BENEFIT	(1,637)	(1,322)
Net Loss	$(1,825)	$(1,749)

Per Share Data (Note 3):
Loss per share – basic	$(0.49)	$(0.46)
Loss per share – diluted	$(0.49)	$(0.46)

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012

	(Dollars in thousands)

Net loss	$(1,825)	$(1,749)

Other Comprehensive Loss:

Unrealized loss on securities net of tax benefit – 2013, ($3,613); 2012, $(215)	(6,752)	(446)

Less reclassification adjustment for realized gain on sale of securities (net) included in net loss net of tax expense – 2013, $425; 2012, $104	(639)	(155)
Total Other Comprehensive Loss	(7,391)	(601)

Comprehensive Loss	$(9,216)	$(2,350)

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
(Dollars in thousands)

Balance, January 1, 2012	$40	$38,660	$(1,586)	$31,056	$3,515	$71,685

Net loss	-	-	-	(1,749)	-	(1,749)

Other comprehensive loss	-	-	-	-	(601)	(601)

Common stock repurchased and cancelled (142,370 shares)	(1)	(1,865)	-	-	-	(1,866)
ESOP shares committed to be released (20,085 shares)	-	50	208	-	-	258
Stock-based compensation expense (restricted stock awards)	-	128	-	-	-	128
Stock-based compensation expense (stock options)	-	182	-	-	-	182

Balance, December 31, 2012	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	(1,825)	-	(1,825)

Other comprehensive loss	-	-	-	-	(7,391)	(7,391)

Common stock repurchased and cancelled (10,000 shares)	-	(134)	-	-	-	(134)
ESOP shares committed to be released (20,085 shares)	-	68	208	-	-	276
Stock-based compensation expense (restricted stock awards)	-	81	-	-	-	81
Stock-based compensation expense (stock options)	-	119	-	-	-	119

Balance, December 31, 2013	$39	$37,289	$(1,170)	$27,482	$(4,477)	$59,163

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities:	(Dollars In thousands)
Net loss	$(1,825)	$(1,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	5,699	6,496
Depreciation expense	565	552
ESOP expense	276	258
Stock-based compensation expense	200	310
Deferred income taxes	(529)	(1,055)
Net earnings on bank-owned life insurance	(439)	(374)
Net gain on sales and calls of investment securities	(1,064)	(259)
(Gain) on sale of real estate owned	(449)	(45)
Write-down on real estate owned	1,366	1,455
Net amortization of loan fees	233	152
Accretion of premium and discount on investment securities, net	(207)	(233)
Decrease in accrued interest receivable	120	229
Increase in other assets	(58)	(901)
Increase in other liabilities	328	63
Net cash provided by operating activities	4,216	4,899
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	11,968	998
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	13,075
Proceeds from calls and maturities of investment securities available for sale	39,049	115,268
Proceeds from calls and maturities of investment securities held to maturity	28,217	32,880
Purchase of investment securities available for sale	(62,787)	(146,970)
Purchase of investment securities held to maturity	(15,625)	(25,005)
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(36,609)	(15,161)
Purchase of office properties and equipment	(195)	(527)
Principal repayments from investment securities	3,310	514
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	28,070	40,340
Net decrease in Federal Home Loan Bank stock	56	513
Proceeds from the sale of real estate owned	2,485	744
Purchase of bank-owned life insurance	-	(3,000)
Net decrease (increase) in loans receivable	13,783	(8,469)
Net cash provided by (used for) investing activities	24,797	(7,875)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(32,063)	33,387
Decrease in Federal Home Loan Bank short-term borrowings	-	(8,045)
Repayment of Federal Home Loan Bank long-term borrowings	-	(2,000)
Increase in advances from borrowers for taxes and insurance	170	25
Repurchase of common stock	(134)	(1,866)
Net cash provided by (used for) financing activities	(32,027)	21,501
Increase (decrease) in cash and cash equivalents	(3,014)	18,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,418	7,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,404	$26,418
Supplemental Cash Flow Disclosures:
Cash paid: Interest	$3,856	$5,444
Cash paid: Income taxes	$-	$690
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$1,313	$2,209
Transfer from office properties and equipment to real estate owned	$-	$2,405
Transfer from real estate owned to office properties and equipment	$-	$205

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

The Bank has established a Delaware corporation, COBK Investments, LLC (formerly known as COBK Investments, Inc.) whose purpose is to invest in and manage securities, and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to invest in and manage real estate including foreclosed real estate.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Colonial Financial Services, Inc., its wholly-owned subsidiary, Colonial Bank, FSB and the Bank’s wholly-owned subsidiaries, COBK Investments, LLC and Cohansey Bridge, LLC.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

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

The Bank is required to maintain average reserve balances in vault cash and with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2013 and 2012.

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

The loans receivable portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes: multi-family, commercial real estate, construction and land and commercial non-real estate.  Consumer loans consist of the following classes: 1-4 family, home equity loans and credit lines and other consumer loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans, commercial real estate loans and construction loans.  The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceeds the recorded investment in such loans.  Impaired loans are charged-off or an allowance is established to the estimated fair value if its carrying value exceeds its estimated fair value.

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

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment, unless such loans are the subject of a troubled debt restructuring agreement.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Loan classified as watch exhibit some of the follow risk traits, such as having policy exceptions, documentation concerns, lack of financial statements or declining financial ratios, or pay slowly but never delinquent more than 30 days; however at the time of the classification no loss is expected.  Loans not classified are rated pass.

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

Management believes no impairment charge is necessary related to the FHLB stock at December 31, 2013 and 2012.

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

Income Taxes

Income tax accounting guidance results in two components of income tax expense (benefit): current and deferred. Current income tax expense (benefit) reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.  In general, the Company remains open to examination for tax years 2010 and after for federal and for tax years after 2009 for state.  The Bank is in the process of a state tax audit for years 2009 through 2013.

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

In January 2014, the FASB issued ASU 2014-04 “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40.”  The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this Update are effective for annual period and interim periods within those annual periods beginning after December 15, 2014.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER SHARE

There are no preferred securities which would affect the net loss (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2013 and 2012, respectively, there were 344,175 and 473,230 anti-dilutive non-vested awards and options excluded from the computation of earnings per share.

	December 31,
	2013	2012
Net Loss	$(1,825,000)	$(1,749,000)

Weighted average common shares issued	3,853,167	3,960,438
Average unearned ESOP shares	(133,360)	(153,445)
Weighted average common shares outstanding – basic	3,719,807	3,806,993
Effect of dilutive non-vested shares and stock options outstanding	-	-
Weighted average common shares outstanding – diluted	3,719,807	3,806,993
Loss per share-basic	$(0.49)	$(0.46)
Loss per share-diluted	$(0.49)	$(0.46)

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2013
U. S. Government obligations	$141,836	$16	$(5,069)	$136,783
Corporate debt obligations	4,493	12	(4)	4,501
Mutual funds	903	42	-	945
Municipal debt obligations	6,828	35	(144)	6,719
SBA pools	1,097	-	(4)	1,093
Government-sponsored enterprise (“GSE”) mortgage-backed securities	14,794	752	(83)	15,463
GSE collateralized mortgage obligations	64,120	190	(2,688)	61,622
	$234,071	$1,047	$(7,992)	$227,126

December 31, 2012
U. S. Government obligations	$126,524	$692	$(163)	$127,053
Corporate debt obligations	6,603	151	(1)	6,753
Mutual funds	4,909	39	-	4,948
Municipal debt obligations	6,171	94	(9)	6,256
SBA pools	1,427	13	(1)	1,439
GSE mortgage-backed securities	32,340	2,411	(30)	34,721
GSE collateralized mortgage obligations	50,846	1,290	(2)	52,134
	$228,820	$4,690	$(206)	$233,304

Held to Maturity:
December 31, 2013
Corporate debt obligations	$1,193	$203	$-	$1,396
Municipal debt obligations	15,910	368	-	16,278
GSE mortgage-backed securities	188	20	-	208
	$17,291	$591	$-	$17,882

December 31, 2012
Corporate debt obligations	$1,192	$310	$-	$1,502
Municipal debt obligations	28,318	635	-	28,953
GSE mortgage-backed securities	429	40	-	469
	$29,939	$985	$-	$30,924

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at December 31, 2013 and 2012 have been issued by government agencies or government sponsored enterprises.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$12,266	$12,266	$3,401	$3,449
Due after one year through five years	1,506	1,730	63,165	62,367
Due after five year through ten years	1,666	1,765	87,696	83,335
Due thereafter	1,665	1,913	895	890
	17,103	17,674	155,157	150,041
GSE mortgage-backed securities and GSE collateralized mortgage obligations	188	208	78,914	77,085
Total	$17,291	$17,882	$234,071	$227,126

At December 31, 2013 and 2012, $139.0 million and $92.3 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $1,082,000 and $18,000, respectively, for the year ended December 31, 2013, and $275,000 and $16,000 respectively, for the year ended December 31, 2012, were realized on sales and calls of available-for-sale investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$126,055	$4,590	$8,006	$479	$134,061	$5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
GSE mortgage-backed securities	1,629	82	33	1	1,662	83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2012	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$30,705	$163	$-	$-	$30,705	$163
Corporate debt obligations	496	1	-	-	496	1
Municipal debt obligations	1,539	9	-	-	1,539	9
SBA pools	101	1	-	-	101	1
GSE mortgage-backed securities	42	1	1,508	29	1,550	30
GSE collateralized mortgage obligations	706	1	287	1	993	2
Total	$33,589	$176	$1,795	$30	$35,384	$206

At December 31, 2013 and 2012, there were no held to maturity investments in an unrealized loss position.

At December 31, 2013, there were 120 securities in the less-than-twelve-months category and eight securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 120 securities in the less-than-twelve months category for available-for-sale securities are (a) 68 U. S. government securities; (b) two corporate debt obligation of which one has been in a loss position for two months and one has been in a loss position for one month; (c) twelve municipal debt obligations, of which five have been in a loss position for 8 months, five have been in a loss position for 7 months and two of which had been in a loss position for two months; (d) three SBA pools, two of which have been in a loss position for 10 months and one has been in a loss position for one month; (e) two mortgage-backed securities, one of which has been in a loss position for 8 months and one which has been in a loss position for 5 months and (f) 33 collateralized mortgage obligations.  Included in the eight securities in the twelve-months-or-more category are (a) four U. S. government securities; (b) two municipal debt obligations; (c) one mortgage-backed security and (b) one collateralized mortgage obligation.

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

As of December 31, 2013, management believes that the estimated fair values of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell the investment securities prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2013 represents an other-than-temporary impairment.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2013 and 2012 consist of the following:

	2013	2012
	(In thousands)
Real estate loans:
One-to-four family	$149,726	$148,674
Multi-family	284	397
Commercial	79,601	90,143
Construction and land	8,665	9,683
Home equity loans and credit lines	26,442	28,657
Commercial	17,302	23,345
Consumer	834	1,043
	282,854	301,942
Deferred loan fees	(847)	(614)
Allowance for loan losses	(5,853)	(4,146)
	$276,154	$297,182

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

Balance January 1, 2013	Transfers	Additions	Amounts Collected	Balance December 31, 2013
$3,041	$(2,174)	$568	($589)	$846

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables set forth the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2013 and 2012 and the composition of the allowance for loan losses at December 31, 2013 and 2012:

	At or for the year ended December 31, 2013
	Real Estate
(In thousands)	One-to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	(217)	-	(1,826)	(37)	(258)	(1,965)	(14)	-	(4,317)
Recoveries	58	-	-	54	-	203	10	-	325
Provision	1,117	(3)	1,941	(65)	256	3,200	3	(750)	5,699
Balance at end of period	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

Allowance ending balance
Related to loans individually evaluated for impairment	$210	$-	$9	$-	$8	$1,550	$-	$-	$1,777
Related to loans collectively evaluated for impairment	1,440	3	1,213	90	267	293	20	750	4,076
Total allowance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

	At or for the year ended December 31, 2012
	Real Estate
(In thousands)	One-to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$1,220	$27	$2,400	$34	$114	$713	$19	$500	$5,027
Charge-offs	(2,108)	-	(4,652)	(49)	(184)	(450)	(20)	-	(7,463)
Recoveries	43	-	-	-	2	33	8	-	86
Provision	1,537	(21)	3,359	153	345	109	14	1,000	6,496
Balance at end of period	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

Allowance ending balance
Related to loans individually evaluated for impairment	$-	$-	$-	$-	$93	$7	$1	$-	$101
Related to loans collectively evaluated for impairment	692	6	1,107	138	184	398	20	1,500	4,045
Total allowance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2013:

(In thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Real estate loans:
One-to-four family	$8,933	$140,793	$149,726
Multi-family	-	284	284
Commercial	9,452	70,149	79,601
Construction and land	3,323	5,342	8,665
Home equity and credit lines	778	25,664	26,442
Commercial	2,784	14,518	17,302
Consumer	-	834	834
Total	$25,270	$257,584	$282,854

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2012:

(In thousands)	Individually evaluated for Impairment	Collectively evaluated for impairment	Total

Real estate loans:
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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2013:

(In thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$130,862	$7,712	$1,783	$9,369	$-	$149,726
Multi-family	-	284	-	-	-	284
Commercial	45,181	22,851	3,739	7,830	-	79,601
Construction and land	4,060	1,140	-	3,465	-	8,665
Home equity and credit lines	24,891	597	108	846	-	26,442
Commercial	9,325	1,519	3,674	340	2,444	17,302
Consumer	731	83	20	-	-	834
Total	$215,050	$34,186	$9,324	$21,850	$2,444	$282,854

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2012:

(In thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Real estate loans:
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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2013:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Real estate loans:
One-to-four family	$2,728	$2,870	$210	$2,774	$59
Multi-family	-	-	-	-	-
Commercial	66	66	9	66	2
Construction and land	-	-	-	-	-
Home equity and credit lines	60	61	8	60	-
Commercial	2,784	3,178	1,550	2,967	17
Consumer	-	-	-	-	-
Total	$5,638	$6,175	$1,777	$5,867	$78

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,205	$7,297	$-	$6,475	$199
Multi-family	-	-	-	-	-
Commercial	9,386	12,709	-	10,190	448
Construction and land	3,323	3,325	-	4,071	29
Home equity and credit lines	718	946	-	758	25
Commercial	-	-	-	-	28
Consumer	-	3	-	2	-
Total	$19,632	$24,280	$-	$21,496	$729

Total
Real estate loans:
One-to-four family	$8,933	$10,167	$210	$9,249	$258
Multi-family	-	-	-	-	-
Commercial	9,452	12,775	9	10,256	450
Construction and land	3,323	3,325	-	4,071	29
Home equity and credit lines	778	1,007	8	818	25
Commercial	2,784	3,178	1,550	2,967	45
Consumer	-	3	-	2	-
Total	$25,270	$30,455	$1,777	$27,363	$807

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
Real estate loans:
One-to-four family	$7,456	$8,601	$-	$7,971	$312
Multi-family	-	-	-	-	-
Commercial	15,128	19,667	-	17,098	643
Construction and land	4,177	4,204	-	4,224	121
Home equity and credit lines	723	907	-	762	52
Commercial	2,742	3,043	-	2,733	3
Consumer	-	-	-	-	-
Total	$30,226	$36,422	$-	$32,788	$1,131

Total
Real estate loans:
One-to-four family	$7,456	$8,601	$-	$7,971	$312
Multi-family	-	-	-	-	-
Commercial	15,128	19,667	-	17,098	643
Construction and land	4,177	4,204	-	4,224	121
Home equity and credit lines	816	1,000	93	854	54
Commercial	3,126	3,430	7	3,036	6
Consumer	2	6	1	8	1
Total	$30,705	$36,908	$101	$33,191	$1,137

In an October 2011 directive, the OCC required all specific valuation allowances (‘SVA”) on collateral-dependent loans (SVAs established when the recorded investment in an impaired loan exceeded the measured value of the collateral) maintained by savings institutions to be charged off.  As a result, reported loan charge-offs for the year ended December 31, 2012 includes the charge-off of specific valuation allowances, which had a balance of $2.6 million at December 31, 2011.

Loans are charged off when the loan is deemed uncollectible.  Loans that are not charged off are placed on non-accrual status when collection of principal or interest is considered doubtful.  Loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Non-performing assets and performing troubled debt restructurings (“TDR”) at December 31, 2013 and 2012 were as follows:

	2013	2012
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$5,162	$2,553
Multi-family	-	-
Commercial	5,215	6,889
Construction and land	1,233	325
Home equity loans and lines of credit	715	628
Commercial	1,235	2,742
Consumer	-	2
Total non-accrual loans	13,560	13,139

Accruing loans 90 days or more past due:
All loans	-	-

Total non-performing loans	13,560	13,139

Real estate owned	3,258	5,347

Total non-performing assets	$16,818	$18,486

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$3,464	$4,246
Multi-family	-	-
Commercial	4,186	8,240
Construction and land	2,091	3,841
Home equity loans and lines of credit	45	46
Commercial	-	384
Consumer	-	-

Total performing troubled debt restructurings	9,786	16,757

Total non-performing assets and performing troubled debt restructurings	$26,604	$35,243

Ratios:
Total non-performing loans to total loans	4.79%	4.35%
Total non-performing loans to total assets	2.33%	2.11%
Total non-performing assets to total assets	2.88%	2.96%

At December 31, 2013, nonaccrual loans amounted to $13.6 million consisting of 43 one-to four-family real estate loans, ten commercial real estate properties, three construction and land loans, 15 home equity loans, three non-real estate commercial loans and one consumer loan.  Included in the December 31, 2013 nonaccrual amounts are 22 TDRs in the amount of $8.4 million.  They consist of twelve one-to four-family real estate loans, five commercial real estate properties, two construction and land loans and three non-real estate commercial loans.    At December 31, 2012, nonaccrual loans amounted to $13.1 million consisting of 23 one-to four-family real estate loans, ten commercial properties, two construction and land loans, nine home equity loans, three non-real estate commercial loans and one consumer loan.  Included in the December 31, 2012 nonaccrual amounts are ten TDRs in the amount of $9.0 million.  They consist of three one-to four-family residential dwelling units, five commercial real estate properties and two non-real estate commercial loans.  The Bank had no loan balances past due 90 days or more and still accruing interest at December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, all nonaccrual loans were individually evaluated for impairment.

At December 31, 2013, the Bank had 16 properties in real estate owned totaling $3.3 million, which is net of an allowance for losses of $942,000, consisting of seven one- to four-family dwelling units, two commercial properties, six vacant lots and one dockiminium.  Included in other real estate owned at December 31, 2013 is improved land for future branch expansion that was transferred from office properties and equipment in the amount of $2.4 million. At December 31, 2012, the Bank had 21 properties in real estate owned totaling $5.3 million, which is net of an allowance for losses of $1.5 million, consisting of ten one- to four-family dwelling units, five commercial properties and six vacant lots.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 2013, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Bank had 29 loans totaling $9.8 million that were considered troubled debt restructurings and classified as impaired.  Six of the loans are commercial real estate, construction and land and multi-family loans with a recorded investment of $6.3 million, 22 are one-to four-family loans with a recorded investment of $3.5 million and one is a home equity loan with a recorded investment of $45,000.

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

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2013, all of which were interest rate modifications and no debt was forgiven:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$458	$458

Total	3	$458	$458

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2012, all of which were interest rate modifications and no debt was forgiven:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	13	$2,116	$2,116
Commercial	3	2,271	2,271
Home equity loans and lines of credit	1	46	46

Total	17	$4,433	$4,433

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2013:

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2012:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$451
Consumer	1	384

Total	4	$835

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The follow tables present the classes of the loan portfolio summarized by the past due status at December 31, 2013 and 2012:

At December 31, 2013 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726	$-
Multi-family	-	-	-	-	284	284	-
Commercial	62	403	1,054	1,519	78,082	79,601	-
Construction and land	-	-	-	-	8,665	8,665	-
Home equity loans and credit lines	356	15	464	835	25,607	26,442	-
Commercial	-	340	-	340	16,962	17,302	-
Consumer and other	-	-	-	-	834	834	-
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854	$-

At December 31, 2012 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674	$-
Multi-family	-	-	-	-	397	397	-
Commercial	2,288	593	1,432	4,313	85,830	90,143	-
Construction and land	-	-	325	325	9,358	9,683	-
Home equity loans and credit lines	38	169	628	835	27,822	28,657	-
Commercial	-	384	75	459	22,886	23,345	-
Consumer and other	1	2	2	5	1,038	1,043	-
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2013 and 2012 are summarized by major classification as follows:

	Estimated Useful Life in Years	2013	2012
		(In thousands)

Land	Indefinite	$1,705	$1,705
Buildings	25	8,694	8,777
Furniture, Fixtures and equipment	3 – 7	3,245	3,229
		13,644	13,711
Accumulated depreciation		(5,819)	(5,516)
		$7,825	$8,195

In the second quarter of 2012, the Company transferred $2.4 million of improved land for future branch expansion from fixed assets to real estate owned.

NOTE 7 - DEPOSITS

Deposits at December 31, 2013 and 2012 consist of the following major classifications (dollars in thousands):

	2013		2012
	Amount	Average Rate	Amount	Average Rate

Certificates of deposit:
0.00% - 2.00%	$70,676	0.66%	$79,966	0.85%
2.01% - 4.00%	35,688	2.83	40,173	2.82
4.01% - 6.00%	1,875	4.87	3,432	4.95
Total certificates of deposit	108,239	1.45	123,571	1.60

Non interest-bearing demand	42,739	-	39,301	-
NOW	152,279	0.42	168,150	0.82
Super NOW	43,740	0.35	44,548	0.54
Savings	111,219	0.56	106,469	0.65
Money market deposit	63,811	0.40	72,051	0.63
	$522,027	0.62%	$554,090	0.86%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

A summary of certificates of deposit by maturity at December 31, 2013 is as follows (in thousands):

2014	$50,991
2015	25,929
2016	13,849
2017	12,177
2018	3,886
Thereafter	1,407
$108,239

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $39.2 million and $44.9 million at December 31, 2013 and 2012, respectively.

A summary of interest expense on deposits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
NOW and Super NOW	$1,185	$1,633
Savings	632	774
Money market demand	287	532
Certificates of deposit	1,715	2,457
	$3,819	$5,396

At December 31, 2013 and 2012, the Company held deposits for related parties of approximately $588,000 and $3.8 million, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

There were no Federal Home Loan Bank borrowings outstanding at December 31, 2013 and 2012.

At December 31, 2013, the Bank had a borrowing capacity of 30% of assets or $174.9 million available from the FHLB, of which nothing was outstanding.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2013 and 2012, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve.  The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

The income tax benefit consists of the following for the years ended December 31:

	2013	2012
	(In thousands)
Current:
Federal	$(1,110)	$(269)
State	2	2
Total current	$(1,108)	$(267)

Deferred	(529)	(1,055)
Total	$(1,637)	$(1,322)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax benefit included in the consolidated statements of operations for the years ended December 31 is as follows (dollars in thousands):

	2013			2012
	Amount	% of Pretax Income		Amount	% of Pretax Income
Federal income tax at statutory rate	$(1,177)	(34.0	) %	$(1,044)	(34.0	) %
State tax, net of federal benefit	(297)	(8.6	) %	(58)	(1.9	) %
Tax-exempt income	(154)	(4.4	) %	(188)	(6.1	) %
Life insurance income	(149)	(4.3	) %	(127)	(4.1	) %
Other	140	4.0%		95	3.1%
Total	$(1,637)	(47.3	) %	$(1,322)	(43.0	) %

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Deferred loan fees	$338	$245
Allowance for loan losses	2,338	1,656
Securities impairment	125	125
State net operating loss carryforwards	1,202	853
Capital loss carryforwards	73	476
Deferred compensation	141	137
Nonaccrual interest adjustment	207	36
Allowance for REO losses	376	581
Depreciation	180	197
Net unrealized loss on securities available for sale	2,468	-
Other	140	95
Total deferred tax assets	7,588	4,401

Valuation allowance	(312)	(122)

Deferred tax liabilities:
Net unrealized gain on securities available for sale	-	(1,570)
Total deferred tax liabilities	-	(1,570)
Net Deferred Tax Asset	$7,276	$2,709

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

The Company has New Jersey state net operating loss carryforwards of approximately $20.2 million of which $5.5 million expires from 2014 through 2015 and the balance expires from 2029 through 2032.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.  At December 31, 2013, the Company recorded a valuation allowance of approximately $305,000 against the deferred tax asset attributable to the New Jersey state net operating loss carryover.

The Company has federal capital loss carryforwards of approximately $195,000 expiring from 2014 through 2015.  Capital losses may be carried back three years and carried forward five succeeding years.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.  The Company has state capital loss carryforwards of $115,000.  At December 31, 2013, the Company has recorded a full valuation allowance of $7,000 for the state capital loss carryforwards.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing three months of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan.  After one year of service the Bank will match one hundred percent of the first one percent and fifty percent of the next five percent or a maximum of three and one-half percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2013 and 2012 were $107 thousand and $117 thousand, respectively.

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

As the debt is repaid, shares are released from the collateral account and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $276 thousand and $258 thousand for the years ended December 31, 2013 and 2012, respectively.  The following table presents the components of the ESOP shares:

	December 31,
	2013	2012
Shares released for allocation	134,869	114,784
Unreleased shares	113,330	133,415
Total ESOP shares	248,199	248,199
Fair value of unreleased shares	$1,507,289	$1,747,737

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

On October 19, 2006, 83,300 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $13.27 per share.  The restricted time-based stock grants awarded vest 20% annually beginning October 19, 2007.  On January 20, 2011, 3,268 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $12.00 per share and vest 33% annually beginning January 20, 2012.  On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per shares and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  During the years ended December 31, 2013 and 2012, $81 thousand and $127 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  During the years ended December 31, 2013 and 2012, there was no expense recognized in regard to the performance-based stock grants.  The tax benefits recognized related to such stock-based compensation was $28 thousand and $43 thousand for the years ended December 31, 2013 and 2012.    At December 31, 2013, all of the compensation expense related to the restricted stock awards granted on January 20, 2011 was recognized.  At December 31, 2013, there was $681,000 of unrecognized compensation expense related to the restricted stock awards granted on January 2, 2012 which is expected to be recognized over a period of 3.00 years. At December 31, 2013, there were 5 restricted time-based stock grants and 5 performance-based stock grants unawarded.

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2013	93,970	$12.46
Granted	-	-
Forfeited	30,871	12.45
Vested	10,267	12.41
Restricted stock, December 31, 2013	52,832	$12.46

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2012	3,268	$12.00
Granted	91,790	12.46
Forfeited	-	-
Vested	1,088	12.00
Restricted stock, December 31, 2012	93,970	$12.45

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

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	379,260	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	87,917	12.79
Outstanding at December 31, 2013	291,343	$12.87
Exercisable at December 31, 2013	184,318	$13.12

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	184,660	$13.22
Granted	194,600	12.46
Exercised	-	-
Forfeitures	-	-
Outstanding at December 31, 2012	379,260	$12.85
Exercisable at December 31, 2012	179,108	$13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $4.03 per option.  Weighted average contractual term of options outstanding and exercisable were 2.75 years at December 31, 2013, and 3.75 years at December 31, 2012.  The following weighted average assumptions were used for pricing the options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 7.00 years at December 31, 2013 and 8.00 years at December 31, 2012.  The following weighted average assumptions were used for pricing the options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 8.00 years at December 31, 2013.  The options outstanding and exercisable had no aggregate intrinsic value at December 31, 2013 and 2012, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2013 and 2012 was $119 thousand and $182 thousand, respectively, with a related tax benefit of $40 thousand and $62 thousand, respectively.  At December 31, 2013, all of the compensation cost related to stock options granted on January 20, 2011 was recognized and there was $368,000 of unrecognized compensation cost related to stock options granted on January 2, 2012 which will be recognized over 3.0 years.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2013	2012
	(In thousands)
Commitments to grant loans	$7,079	$7,519
Unfunded commitments under lines of credit	19,526	19,632
Standby letters of credit	3,040	2,013
	$29,645	$29,164

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

Unfunded commitments under lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes residential or commercial real estate.  The overdraft protection lines and the commercial unsecured lines of credit total approximately $3.0 million and usually do not contain specified maturity dates and may not be drawn upon to the extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability at December 31, 2013 and 2012 for guarantees under letters of credit is not material.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In May 2013, the Bank entered into a Formal Agreement (“Agreement”) with the Office of the Comptroller of the Currency that required compliance with certain items within specified timeframes as outlined in the Agreement.  Also, in May 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier I capital to adjusted total assets ratio of 9.50%, a Tier I capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-based weighted assets ratio of 13.00%.  As of December 31, 2013, Colonial Bank FSB ratios for these items were 9.74%, 19.19% and 20.45%, respectively.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
As of December 31, 2013:
Tangible Capital (to Adjusted Tangible Assets)	$56,820	9.74%	>$8,751	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	56,820	9.74%	>23,335	>4.00%	>$29,169	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,820	19.19%	N/A	N/A	>17,769	>6.00%
Total Capital (to Risk-Weighted Assets)	60,568	20.45%	>23,693	>8.00%	>29,616	>10.00%

As of December 31, 2012:
Tangible Capital (to Adjusted Tangible Assets)	$62,023	10.00%	>$9,305	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	62,023	10.00%	>24,812	>4.00%	>$31,015	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	62,023	19.30%	N/A	N/A	>19,284	>6.00%
Total Capital (to Risk-Weighted Assets)	66,062	20.55%	>25,712	>8.00%	>32,140	>10.00%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

OCC regulations imposes limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Total equity capital	$56,197	$64,937
Add: Net unrealized loss (gain) on available-for-sale securities	4,477	(2,914)
Less: Disallowed deferred tax asset	(3,854)	-
Tier I Capital	$56,820	$62,023

Add: Allowance for loan losses includable in Tier 2 capital	3,729	4,021
Add: Unrealized gains on available-for-sale mutual funds (equity securities)	19	18
Total risk-based capital	$60,568	$66,062

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$136,783	$-	$136,783	$-
Corporate debt obligations	4,501	-	4,501	-
Mutual funds	945	945	-	-
Municipal debt obligations	6,719	-	6,719	-
SBA pools	1,093	-	1,093	-
GSE mortgage-backed securities	15,463	-	15,463	-
GSE collateralized mortgage obligations	61,622	-	61,622	-
Securities available-for-sale	$227,126	$945	$226,181	$-

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$127,053	$-	$127,053	$-
Corporate debt obligations	6,753	-	6,753	-
Mutual funds	4,948	4,948	-	-
Municipal debt obligations	6,256	-	6,256	-
SBA pools	1,439	-	1,439	-
GSE mortgage-backed securities	34,721	-	34,721	-
GSE collateralized mortgage obligations	52,134	-	52,134	-
Securities available-for-sale	$233,304	$4,948	$228,356	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$13,531	$-	$-	$13,531
Real estate owned	$2,600	$-	$-	$2,600

	December 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$14,879	$-	$-	$14,879
Real estate owned	$3,217	$-	$-	$3,217

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$13,531	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

Real estate owned	$2,600	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses, which is presented above as a percent of the appraisal.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at December 31, 2013 and 2012:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2013 and 2012, the fair value consists of loan balances of $5.6 million and $479,000, respectively, net of valuation allowances of $1.8 million and $101,000, respectively, and loan balances of $14.0 million and $20.6 million, respectively, net of partial charge-offs of $4.3 million and $6.1 million, respectively.

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

The carrying amount estimated fair value of the Company’s assets and liabilities at December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$23,404	$23,404	$-	$-	$23,404
Investment securities available-for-sale	227,126	945	226,181	-	227,126
Corporate debt obligations held-to-maturity	1,193	-	1,396	-	1,396
Municipal debt obligations held-to-maturity	15,910	-	16,278	-	16,278
GSE mortgage-backed securities held-to-maturity	188	-	208		208
Federal Home Loan Bank stock	702	702	-	-	702
Loans receivable, net	276,154	-	-	276,861	276,861
Accrued interest receivable	1,530	-	1,530	-	1,530

Financial liabilities:
Deposits	522,027	-	524,104	-	524,104
Accrued interest payable	16	-	16	-	16

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	December 31, 2012
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$26,418	$26,418	$-	$-	$26,418
Investment securities available-for-sale	233,304	4,948	228,356	-	233,304
Corporate debt obligations held-to-maturity	1,192	-	1,502	-	1,502
Municipal debt obligations held-to-maturity	28,318	-	28,953	-	28,953
GSE mortgage-backed securities held-to-maturity	429	-	469		469
Federal Home Loan Bank stock	758	758	-	-	758
Loans receivable, net	297,182	-	-	308,253	308,253
Accrued interest receivable	1,650	-	1,650	-	1,650

Financial liabilities:
Deposits	554,090	-	557,001	-	557,001
Accrued interest payable	24	-	24	-	24

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
ASSETS	(In thousands)

Cash and cash equivalents	$1,227	$1,171
Equity investment in Colonial Bank, FSB	56,196	64,938
Loan receivable – ESOP	1,346	1,548
Other assets	394	380
Total Assets	$59,163	$68,037

STOCKHOLDERS’ EQUITY

Total Stockholders’ Equity	$59,163	$68,037

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
	(In thousands)
Interest income	$81	$91
Equity in loss of Colonial Bank, FSB	(1,625)	(1,519)
Total loss	(1,544)	(1,428)
General, administrative and other expenses	281	321
Net loss	$(1,825)	$(1,749)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,825)	$(1,749)
Share-based compensation expense	200	310
Equity in undistributed loss Colonial Bank, FSB	1,625	1,519
Increase in cash from ESOP loan repayment	204	192
Dividend received	-	1,325
Increase in other assets	(14)	(72)
Net cash from operating activities	190	1,525
Cash flows from financing activities:
Repurchase and retirement of common stock	(134)	(1,866)
Net cash used in financing activities	(134)	(1,866)
Net increase (decrease) in cash and cash equivalents	56	(341)
Cash and cash equivalents at beginning of period	1,171	1,512
Cash and cash equivalents at end of period	$1,227	$1,171

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.  Certain balances may not cross foot due to rounding.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2013
Total interest income	$4,329	$4,487	$4,600	$4,713
Total interest expense	818	907	1,045	1,078
Net interest income	3,511	3,580	3,555	3,635
Provision for loan losses	159	2,831	2,667	42
Net interest income after provision for loan losses	3,352	749	888	3,593
Total non-interest income	425	429	1,386	515
Total non-interest expense	3,694	3,823	3,850	3,432
Income (loss) before income tax (benefit)	83	(2,645)	(1,576)	676
Income tax (benefit)	(523)	(697)	(596)	179
Net income (loss)	$606	$(1,948)	$(980)	$497
Basic earnings (loss) per share	$0.16	$(0.52)	$(0.26)	$0.13
Diluted earnings (loss) per share	$0.16	$(0.52)	$(0.26)	$0.13

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2012
Total interest income	$5,120	$5,314	$5,388	$5,585
Total interest expense	1,224	1,291	1,450	1,466
Net interest income	3,896	4,023	3,938	4,119
Provision for loan losses	1,424	329	3,495	1,248
Net interest income after provision for loan losses	2,472	3,694	443	2,871
Total non-interest income	474	425	399	546
Total non-interest expense	4,675	3,428	3,201	3,091
Income (loss) before income taxes	(1,729)	691	(2,359)	326
Income tax (benefit)	(769)	216	(847)	78
Net income (loss)	$(960)	$475	$(1,512)	$248
Basic earnings (loss) per share	$(0.26)	$0.13	$(0.40)	$0.06
Diluted earnings (loss) per share	$(0.26)	$0.12	$(0.40)	$0.06

STOCK HOLDER INFORMATION

Annual Meeting	Transfer Agent

The Annual Meeting of Stockholders will be held at 3:00 p.m. on May 15, 2014 at the main office, 2745 S. Delsea Drive, Vineland, New Jersey 08360.	Registrar and Transfer Company 10 Commerce Drive Cranford, New Jersey 07016

Stock Listing	If you have any questions concerning your stockholder account, please call our transfer agent, noted above, at (800) 368-5948. This is the number to call if you require a change of address, records or information about lost certificates.

The Company’s Common Stock trades on the Nasdaq Global Market System under the symbol “COBK”

Special Counsel	Annual Report on Form 10-K

Luse Gorman Pomerenk & Schick, P.C. 5335 Wisconsin Avenue, N.W., Suite 780 Washington, D.C. 20015
A copy of the Company’s Form 10-K for the fiscal year ended December 31, 2013, will be furnished without charge to stockholders upon written request to the Secretary, Colonial Financial Services, Inc., 2745 S. Delsea Drive, Vineland, New Jersey 08360.

Independent Registered Public Accounting Firm

BDO USA, LLP
Ten Penn Center
1801 Market Street, Suite 1700
Philadelphia, Pennsylvania 19103

DIRECTORS AND OFFICERS

Directors		Officers

Gregory J. Facemyer, CPA Chairman of the Board Self-Employed Certified Public Accountant	Edward J. Geletka President and Chief Executive Officer, Colonial Bank, FSB	Edward J. Geletka President and Chief Executive Officer

John Fitzpatrick, CPA Vice-Chairman of the Board President, Premier Accounting Services, PC	Hugh McCaffrey Owner, Southern New Jersey Steel Company	L. Joseph Stella, III, CPA Executive Vice President and Chief Financial Officer

John J. Bailey Senior Vice President, Union Center National Bank	Corissa Briglia Senior Analyst The Stilwell Group	William F. Whelan Executive Vice President and Chief Operations Officer

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2013, other than the implementation of additional controls and procedures related to the calculation of the Bank’s regulatory capital ratios, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).”  Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.

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

54

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

The information contained under the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information contained under the section captioned “Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2013 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	344,175	$12.81	60,005
Equity compensation plans not approved by security holders	N/A		N/A
Total	344,175	$12.81	60,005

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

55

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (11)
3.2	Bylaws of Colonial Financial Services, Inc. (11)
3.3	Articles of Amendment to Articles of Incorporation (11)
4	Form of Common Stock Certificate (11)
10.1	[reserved]
10.2	Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan * (1)
10.3	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) *(2)
10.4	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option Agreement (Employees) *(2)
10.5	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Outside Directors) *(2)
10.6	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Award Notice (Employees) *(2)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka *(3)
10.8	[intentionally omitted]
10.9	[intentionally omitted]
10.10	[intentionally omitted]
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III *(7)
10.12	Amended and Restated Employment Agreement with William F. Whelan *(8)
10.13	Bonus Plan, including amendments *(9)
10.14	Colonial Bank, FSB Director Retirement Plan * (13)
10.15	Colonial Bank, FSB 2011 Director Deferred Fee Plan * (14)
10.16	Colonial Bank, FSB Group Term Replacement Plan * (15)
10.17	Colonial Bank, FSB Director Supplemental Life Insurance Plan * (16)
10.18	Colonial Bank, FSB 2011 Executive Retirement Incentive Plan * (17)
10.19	Colonial Financial Services, Inc. 2011 Equity Incentive Plan *(12)
10.20	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Outside Directors) * (18)
10.21	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option Agreement (Employees) * (19)
10.22	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Outside Directors) * (20)
10.23	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Service-Based Award Notice (Employees) * (21)
10.24	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Outside Directors) * (22)
10.25	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock Performance-Based Award Notice (Employees) * (23)
14	Code of Ethics (10)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
23.2	Consent of Independent Registered Public Accounting Firm, ParenteBeard, LLC
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

56

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*	Denotes management contract or compensatory plan or arrangement
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
(3)
Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of Colonial Financial Services, Inc. (File no. 001-34817), filed with the Securities and Exchange Commission on January 6, 2014.

(4)	[intentionally omitted]
(5)	[intentionally omitted]
(6)	[intentionally omitted]
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

57

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

58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLONIAL FINANCIAL SERVICES, INC.

Date: March 28, 2014	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer and Director	March 28, 2014
Edward J. Geletka	(Principal Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer	March 28, 2014
L. Joseph Stella, III

/s/ Gregory J. Facemyer		March 28, 2014
Gregory J. Facemyer	Chairman of the Board

/s/ John J. Bailey		March 28, 2014
John J. Bailey	Director

/s/ John Fitzpatrick		March 28, 2014
John Fitzpatrick	Vice Chairman of the Board

/s/ Hugh J. McCaffery		March 28, 2014
Hugh J. McCaffery	Director

Corissa Briglia	Director