Form 10-Q
period 2014-03-31
Colonial Financial Services, Inc.
filed 2014-05-14
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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
☒      Yes         ☐      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒      Yes   ☐      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of May 13, 2014, 3,860,140 shares of common stock, par value $0.01 per share

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31, 2014	December 31, 2013

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$8,100	$23,404
Investment securities available for sale	237,463	227,126
Investment securities held to maturity (fair value at March 31, 2014 - $0; at December 31, 2013 - $17,882)	-	17,291
Loans receivable, net of allowance for loan losses of $4,937 at March 31, 2014 and $5,853 at December 31, 2013	272,944	276,154
Real estate owned, net	3,345	3,258
Federal Home Loan Bank stock, at cost	702	702
Office properties and equipment, net	7,702	7,825
Bank-owned life insurance	14,712	14,607
Accrued interest receivable	1,431	1,530
Other assets	10,231	11,260
Total Assets	$556,630	$583,157

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$42,970	$42,739
Interest-bearing	449,864	479,288
Total deposits	492,834	522,027
Advances from borrowers for taxes and insurance	999	831
Accrued interest payable and other liabilities	1,175	1,136
Total Liabilities	495,008	523,994

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; 4,188,456 issued; outstanding 3,860,140 shares at March 31, 2014 and 3,853,058 shares at December 31, 2013	39	39
Additional paid-in capital	37,340	37,289
Unearned shares held by Employee Stock Ownership Plan (“ESOP“)	(1,170)	(1,170)
Retained earnings	27,515	27,482
Accumulated other comprehensive loss	(2,102)	(4,477)
Total Stockholders’ Equity	61,622	59,163
Total Liabilities and Stockholders’ Equity	$556,630	$583,157

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,089	$3,588
Mortgage-backed securities	427	504
Investment securities: Taxable	504	505
Investment securities: Tax-exempt	90	116
Total Interest Income	4,110	4,713

Interest Expense
Deposits	681	1,078
Borrowings	6	-
Total Interest Expense	687	1,078
Net Interest Income	3,423	3,635

Provision for Loan Losses	548	42
Net Interest Income after Provision for Loan Losses	2,875	3,593

Non-Interest Income
Fees and service charges	272	348
Net gain on sales and calls of investment securities	4	51
Earnings on life insurance	105	107
Other	17	9
Total Non-Interest Income	398	515

Non-Interest Expenses
Compensation and benefits	1,474	1,764
Occupancy and equipment	455	406
Data processing	247	237
FDIC insurance premium	188	131
Office supplies	24	45
Professional fees	340	215
Advertising and promotions	13	33
Real estate owned, net	250	213
Other	312	388
Total Non-Interest Expenses	3,303	3,432
Income (Loss) before Income Tax Expense (Benefit)	(30)	676

Income Tax expense (BENEFIT)	(63)	179
Net Income	$33	$497

Per Share Data (See Note 3):
Earnings per share – basic	$0.01	$0.13
Earnings per share – diluted	$0.01	$0.13
Weighted average number of shares outstanding – basic	3,746,543	3,720,086
Weighted average number of shares outstanding – diluted	3,746,543	3,744,024

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013

	(Dollars in thousands)

Net income	$33	$497

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2014, 765 ; 2013, (219)	1,917	(415)
Unrealized gain on securities transferred from the held-to-maturity category into the available-for-sale category net of tax expense – 2014, 306; 2013, 0	461	-
Less reclassification adjustment for net realized gain on sale of securities included in net income net of tax expense – 2014, (1); 2013, (20)	(3)	(31)
Total Other Comprehensive Income (Loss)	2,375	(446)

Comprehensive Income	$2,408	$51

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2014	3,853,058	$39	$37,289	$(1,170)	$27,482	$(4,477)	$59,163

Net income	-	-	-	-	33	-	33

Other comprehensive income	-	-	-	-	-	2,375	2,375

Stock-based compensation expense (restricted stock awards)	7,082	-	21	-	-	-	21

Stock-based compensation expense (stock options)	-	-	30	-	-	-	30

Balance, March 31, 2014	3,860,140	$39	$37,340	$(1,170)	$27,515	$(2,102)	$61,622

Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net income	-	-	-	-	497	-	497

Other comprehensive loss	-	-	-	-	-	(446)	(446)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)

Stock-based compensation expense (restricted stock awards)	10,267	-	32	-	-	-	32

Stock-based compensation expense (stock options)	-	-	46	-	-	-	46

Balance, March 31, 2013	3,853,058	$39	$37,099	$(1,378)	$29,804	$2,468	$68,032

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$33	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	548	42
Depreciation expense	135	138
Stock-based compensation expense	51	78
Net earnings on bank-owned life insurance	(105)	(107)
Net (accretion) amortization of loan fees	(25)	299
Net (gain) on sales and calls of investment securities	(4)	(51)
Net (gain) on the sale of real estate owned	(70)	(13)
Provision for real estate owned	113	140
(Accretion of discount) amortization of premium on investment securities, net	(48)	8
Decrease (increase) in accrued interest receivable	99	(106)
Decrease in other assets	1,029	146
Increase in accrued interest payable and other liabilities	39	267
Net cash provided by operating activities	1,795	1,338
Cash Flows from Investing Activities:
Proceeds from calls and maturities of:
Investment securities held to maturity (HTM)	7,299	11,131
Investment securities available for sale (AFS)	4,710	26,894
Purchase of:
Investment securities HTM	-	(8,674)
Investment securities AFS	(3,495)	(56,230)
Mortgage-backed securities and collateralized mortgage obligations AFS	(1,474)	(12,563)
Purchase of office properties and equipment	(12)	(70)
Principal repayments from:
Investment securities	64	119
Mortgage-backed securities and collateralized mortgage obligations	2,277	10,158
Net (increase) of Federal Home Loan Bank stock	-	(380)
Proceeds from the sale of real estate owned	323	182
Net decrease (increase) in loans receivable	2,234	(979)
Net cash provided by (used in) investing activities	11,926	(30,412)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(29,193)	846
Proceeds from Federal Home Loan Bank short-term borrowings	-	8,460
Increase in advances from borrowers for taxes and insurance	168	53
Common stock repurchased and retired	-	(134)
Net cash (used in) provided by financing activities	(29,025)	9,225
(Decrease) in cash and cash equivalents	(15,304)	(19,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,404	26,418
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,100	$6,569

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$690	$1,084
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$453	$341
Transfer of held-to-maturity securities to available-for-sale	$9,989	$-

See notes to unaudited consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Colonial Financial Services, Inc. (the “Company“), a Maryland corporation, was formed in March 2010, to serve as the stock holding company for Colonial Bank, FSB (the “Bank“) as part of the mutual-to-stock conversion of Colonial Bankshares, MHC. On July 13, 2010, Colonial Financial Services, Inc. completed its second-step conversion and related public stock offering. The Bank is 100% owned by Colonial Financial Services, Inc. and Colonial Financial Services, Inc. is 100% owned by public stockholders. Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock in the subscription, community and syndicated community offerings, including 91,800 shares to the Colonial Bank FSB employee stock ownership plan. All shares were sold at a purchase price of $10.00 per share. Concurrent with the completion of the offering, shares of common stock of Colonial Bankshares, Inc., a federal corporation, owned by public stockholders were converted into the right to receive 0.9399 shares of Colonial Financial Services, Inc. common stock. Cash in lieu of fractional shares was paid at a rate of $10.00 per share. As a result of the offering and the exchange, Colonial Financial Services, Inc. issued 4,173,444 shares of stock.

The same directors and officers who manage Colonial Bank, FSB manage Colonial Financial Services, Inc. The Company, as a savings and loan holding company, is subject to regulation by the Board of Governors of the Federal Reserve System. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (“OCC“).

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

The Bank has established a Delaware corporation, COBK Investments, LLC (formerly known as COBK Investments, Inc. and CB Delaware Investments, Inc.) whose purpose is to invest in and manage securities, and a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to hold foreclosed real estate (collectively, the “Operating Subsidiaries“).

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries. All material intercompany transactions and balances have been eliminated. The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP“) as set by the Financial Accounting Standards Board (“FASB“). The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. They do not include all of the information and footnotes required by US GAAP for complete financial statements. Operating results for the three months ended March 31, 2014 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period. The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In January 2014, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU“), 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure“. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS“) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs“). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income for the three months ended March 31, 2014 and 2013 is $33,000 and $497,000, respectively. The dilutive effect of potential common shares is computed using the treasury stock method. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation. At March 31, 2014 and 2013, there were 318,557 and 0 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended March 31,
	2014	2013
Net income	$33,000	$497,000

Weighted average common shares issued	3,859,873	3,853,501
Average unearned ESOP shares	(113,330)	(133,415)
Weighted average common shares outstanding-basic	3,746,543	3,720,086
Effect of dilutive non-vested shares and stock options outstanding	-	23,938
Weighted average common shares outstanding-diluted	3,746,543	3,744,024
Basic earnings per share	$0.01	$0.13
Diluted earnings per share	$0.01	$0.13

4.	Stock-Based Compensation

At March 31, 2014, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan“) and the 2011 Equity Incentive Plan (the “2011 Plan“). Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247. Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $13.27 per share. The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded. The restricted shares awarded had a grant date fair value of $12.00 per share. The restricted stock awarded vests 33% annually beginning January 20, 2012. The restricted stock awarded on January 20, 2011 is fully vested and the total expense and related tax effect has been fully recorded as of March 31, 2014. For the three months ended March 31, 2013, $3,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000.

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded. The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013. Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded. The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal. If the goal is not attained for the year, the stock grants are forfeited. For the three months ended March 31, 2014, $21,000 in compensation expense was recognized in regard to the time-based restricted stock awards, with a related tax benefit of $8,000. For the three months ended March 31, 2014, there was no expense recorded for the performance-based awards. For the three months ended March 31, 2013, $29,000 in compensation expense was recognized in regard to the time-based restricted stock awards, with a related tax benefit of $10,000. For the three months ended March 31, 2013, there was no expense recorded for the performance-based awards. As of March 31, 2014, there was $468,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.75 years.

A summary of the status of the shares under the two Plans as of March 31, 2014 and changes during the three months ended March 31, 2014 are presented below.

Award Shares	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, January 1, 2014	52,832	$12.46
Granted	-	-
Forfeitures	6,536	12.46
Vested	7,082	12.43
Restricted stock, end of period	39,214	$12.46

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded. The options awarded fully vested in October 2011 and expire in 2016. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006: dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%. The calculated fair value of options granted in 2006 was $4.03 per option. The weighted average contractual term of options outstanding and exercisable was 2.50 years at March 31, 2014 and 3.50 years at March 31, 2013. The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded. The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011: dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%. The calculated fair value of options granted in 2011 was $4.84 per option. The weighted average contractual term of options outstanding and exercisable was 6.75 years at March 31, 2014 and 7.75 years at March 31, 2013. The total expense and related tax effect has been fully recorded for these options as of March 31, 2014. Stock-based compensation expense related to stock options awarded in 2011 for the three months ended March 31, 2013, was $3,000 with a related tax benefit of $1,000.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded. The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012: dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%. The calculated fair value of options granted in 2012 was $4.34 per option. The weighted average contractual term of options outstanding and exercisable was 7.75 years at March 31, 2014. Stock-based compensation expense related to stock options granted in 2012 for the three months ended March 31, 2014, was $30,000 with a related tax benefit of $10,000. For the three months ended March 31, 2013, there was $43,000 with a related tax benefit of $14,000 of stock based compensation expense. As of March 31, 2014, there was approximately $332,000 of unrecognized compensation cost related to unvested stock options granted in 2012. The cost will be recognized in a straight line method over a period of 2.75 years.

A summary of the status of the Company’s stock options under the two plans as of March 31, 2014 and changes during the three months ended March 31, 2014 are presented below.

	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2014	291,343	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	12,000	12.78
Options outstanding, end of period	279,343	$12.87
Exercisable at end of period	199,536	$13.12

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP“) for full-time employees who satisfy eligibility criteria. The ESOP trust initially purchased 156,399 shares of common stock. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years. The loan is secured by the shares of the common stock purchased.

In July 2010, the ESOP acquired an additional 91,800 shares of the Company’s common stock with a loan from the Company in the amount of $918,000, at a price of $10.00 per share. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears an interest rate of 4.25% with principal and interest payable annually in equal installments over 10 years. The loan is secured by the shares of the common stock purchased.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The compensation expense is recorded on a monthly basis. The Company’s contribution expense for the ESOP was $60,000 for the three months ended March 31, 2014 and $67,000 for the three months ended March 31, 2013, respectively.

The following table presents the components of the ESOP shares:

	March 31, 2014	March 31, 2013
Shares released for allocation	134,869	114,784
Unreleased shares	113,330	133,415
Total ESOP shares	248,199	248,199

5.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements. No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting those commitments. The Company had $3.1 million of standby letters of credit outstanding as of March 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
March 31, 2014
U. S. Government obligations	$138,138	$21	$(3,447)	$134,712
Corporate debt obligations	5,911	240	(3)	6,148
Mutual fund	3,173	41	-	3,214
Municipal debt obligations	15,474	564	(89)	15,949
SBA pools	1,078	-	(4)	1,074
Government-sponsored enterprise (“GSE“) mortgage-backed securities	14,300	797	(56)	15,041
GSE collateralized mortgage obligations	62,889	229	(1,793)	61,325
	$240,963	$1,892	$(5,392)	$237,463

December 31, 2013
U. S. Government obligations	$141,836	$16	$(5,069)	$136,783
Corporate debt obligations	4,493	12	(4)	4,501
Mutual fund	903	42	-	945
Municipal debt obligations	6,828	35	(144)	6,719
SBA pools	1,097	-	(4)	1,093
GSE mortgage-backed securities	14,794	752	(83)	15,463
GSE collateralized mortgage obligations	64,120	190	(2,688)	61,622
	$234,071	$1,047	$(7,992)	$227,126

Held to Maturity:
December 31, 2013
Corporate debt obligations	$1,193	$203	$-	$1,396
Municipal debt obligations	15,910	368	-	16,278
GSE mortgage-backed securities	188	20	-	208
	$17,291	$591	$-	$17,882

The Company had no investment securities classified as held-to-maturity at March 31, 2014.

At March 31, 2014, the Company reclassified its $10.0 million held-to-maturity portfolio to available for sale. The Company made this reclassification to ease the facilitation of security replacement to mitigate interest rate risk and to shift to mortgage related securities. The securities reclassified included: $8.6 million in municipal debt securities with an unrealized gain of $522,000, $1.2 million in corporate debt securities with an unrealized gain of $228,000 and $155,000 in GSE mortgage-backed securities with an unrealized gain of $17,000. In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held-to-maturity for a period of two years.

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at March 31, 2014 and December 31, 2013 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$9,639	$9,682
Due after one year through five years	61,879	61,633
Due after five years through ten years	89,692	86,865
Due thereafter	2,564	2,917
Sub-total	163,774	161,097
GSE mortgage-backed securities and GSE collateralized mortgage obligations	77,189	76,366
Total	$240,963	$237,463

At March 31, 2014 and December 31, 2013, $136.0 million and $139.0 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $4,000 while gross realized losses on available-for-sale securities totaled $0, for the three months ended March 31, 2014. There were no gross realized gains or losses on held-to-maturity securities for the three months ended March 31, 2014.

Gross realized gains on available-for-sale securities totaled $51,000 while gross realized losses on available-for-sale securities totaled $0, for the three months ended March 31, 2013. There were no gross realized gains or losses on held-to-maturity securities for the three months ended March 31, 2013.

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At March 31, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$114,863	$2,800	$13,736	$647	$128,599	$3,447
Corporate debt obligations	1,522	3	-	-	1,522	3
Municipal debt obligations	2,552	66	983	23	3,535	89
SBA pools	198	1	876	3	1,074	4
GSE mortgage-backed securities	1,575	55	32	1	1,607	56
GSE collateralized mortgage obligations	39,402	1,546	4,279	247	43,681	1,793
Total	$160,112	$4,471	$19,906	$921	$180,018	$5,392

At December 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$126,055	$4,590	$8,006	$479	$134,061	$5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
GSE mortgage-backed securities	1,629	82	33	1	1,662	83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

At March 31, 2014, there were 100 securities in the less-than-twelve-month category and 17 securities in the twelve-month-or-more category for the available-for-sale portfolio. Included in the 100 securities in the less-than-twelve-month category are (a) 61 U.S government obligations, (b) 25 collateralized mortgage obligations, (c) eight municipal debt obligations, (d) one SBA pool, (e) three corporate debt obligations and (f) two mortgage-backed securities. Included in the 17 securities in the twelve-month-or-more category are (a) seven U.S government obligations, (b) three collateralized mortgage obligations, (c) one mortgage-backed security, (d) four municipal debt obligations and (e) two SBA pools.

At December 31, 2013, there were 120 securities in the less-than-twelve-months category and eight securities in the twelve-months-or-more category for the available-for-sale portfolio. Included in the 120 securities in the less-than-twelve months category for available-for-sale securities are (a) 68 U. S. government securities; (b) two corporate debt obligation of which one has been in a loss position for two months and one has been in a loss position for one month; (c) twelve municipal debt obligations, of which five have been in a loss position for eight months, five have been in a loss position for seven months and two of which had been in a loss position for two months; (d) three SBA pools, two of which have been in a loss position for 10 months and one has been in a loss position for one month; (e) two mortgage-backed securities, one of which has been in a loss position for eight months and one which has been in a loss position for five months and (f) 33 collateralized mortgage obligations. Included in the eight securities in the twelve-months-or-more category are (a) four U. S. government securities; (b) two municipal debt obligations; (c) one mortgage-backed security and (b) one collateralized mortgage obligation.

At December 31, 2013, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises (“GSE“) and pools of loans from the Small Business Administration. All principal and interest payments are current in regards to the investments. The contractual cash flows of these investments are guaranteed by an agency of the United States government. The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality. As the change in market value is attributable to changes in interest rates and not necessarily underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial, insurance and pharmaceutical sectors of the economy. All interest payments are current in regards to all the corporate investments. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at March 31, 2014.

The Company’s investment in municipal bonds consist of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey. The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of GSE securities. The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration. The contractual cash flows for the investments are performing as expected. As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2014.

7.            Loans and Allowance for Loan Losses

The components of loans at March 31, 2014 and December 31, 2013 are as follows:

	At March 31, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$152,623	54.8%	$149,726	52.9%
Multi-family	1,337	0.5	284	0.1
Commercial	74,077	26.6	79,601	28.1
Construction and land	8,644	3.1	8,665	3.1
Home equity loans and lines of credit	26,027	9.3	26,442	9.4
Commercial	15,031	5.4	17,302	6.1
Consumer	964	0.3	834	0.3
Total loans receivable	$278,703	100.0%	$282,854	100.0%
Deferred loan fees	(822)		(847)
Allowance for loan losses	(4,937)		(5,853)
Total loans receivable, net	$272,944		$276,154

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

Our board of directors grants lending authority to our Board Loan Committee, Management Loan Committee and to individual executive officers and loan officers. Our lending activities are subject to written policies established by the board of directors. These policies are reviewed periodically. The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower. This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities. The Management Loan Committee may approve secured loans in amounts up to $750,000, and unsecured loans in amounts up to $300,000. The Board Loan Committee may approve secured and unsecured loans in amounts up to the legal lending limit provided that unanimous approval is obtained. If unanimous approval is not obtained, the request must go to the full Board.

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three months ended March 31, 2014 (in thousands):

	Real Estate
	One- to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended March 31, 2014:
Beginning balance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853
Charge-offs	(100)	-	(119)	(76)	(18)	(1,297)	-	-	(1,610)
Recoveries	6	-	-	-	51	87	2	-	146
Provision	6	-	9	76	79	372	6	-	548
Ending balance	$1,562	$3	$1,112	$90	$387	$1,005	$28	$750	$4,937

Ending balance:
individually evaluated for impairment	$217	$-	$9	$-	$77	$758	$-	$-	$1,061
collectively evaluated for impairment	1,345	3	1,103	90	310	247	28	750	3,876
Total balance	$1,562	$3	$1,112	$90	$387	$1,005	$28	$750	$4,937

Loans receivable:
individually evaluated for impairment	$8,653	$-	$8,962	$3,170	$946	$4,991	$-	$-	$26,722
collectively evaluated for impairment	143,970	1,337	65,115	5,474	25,081	10,040	964	-	251,981
Ending balance	$152,623	$1,337	$74,077	$8,644	$26,027	$15,031	$964	$-	$278,703

The following table sets forth the activity in the allowance for loan losses by portfolio class at and for the three months ended March 31, 2013 (in thousands):

	Real Estate
	One- to four- family	Multi- family	Commer- cial	Con-struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo-cated	Total
Allowance for loan losses for the three months ended March 31, 2013:
Beginning balance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	-	-	-	(37)	(93)	-	(4)	-	(134)
Recoveries	-	-	-	21	-	-	4	-	25
Provision	595	7	(790)	(32)	36	222	4	-	42
Ending balance	$1,287	$13	$317	$90	$220	$627	$25	$1,500	$4,079

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2013 (in thousands):

	Real Estate
December 31, 2013	One- to four- family	Multi- family	Commer- cial	Con-struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo-cated	Total
Allowance ending balance
Related to loans individually evaluated for impairment	$210	$-	$9	$-	$8	$1,550	$-	$-	$1,777
Related to loans collectively evaluated for impairment	1,440	3	1,213	90	267	293	20	750	4,076
Total allowance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

Loans Receivable:
Individually evaluated for impairment	$8,933	$-	$9,452	$3,323	$778	$2,784	$-	$-	$25,270
Collectively evaluated for impairment	140,793	284	70,149	5,342	25,664	14,518	834	-	257,584
Ending balance	$149,726	$284	$79,601	$8,665	$26,442	$17,302	$834	$-	$282,854

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013:

March 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$135,099	$8,438	$1,502	$7,584	$-	$152,623
Multi-family	1,055	282	-	-	-	1,337
Commercial	47,400	17,256	1,976	7,445	-	74,077
Construction and land	4,216	1,118	-	3,310	-	8,644
Home equity and credit lines	24,112	701	106	1,108	-	26,027
Commercial	8,638	1,402	-	4,991	-	15,031
Consumer	785	73	106	-	-	964
Total	$221,305	$29,270	$3,690	$24,438	$-	$278,703

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$130,862	$7,712	$1,783	$9,369	$-	$149,726
Multi-family	-	284	-	-	-	284
Commercial	45,181	22,851	3,739	7,830	-	79,601
Construction and land	4,060	1,140	-	3,465	-	8,665
Home equity and credit lines	24,891	597	108	846	-	26,442
Commercial	9,325	1,519	3,674	340	2,444	17,302
Consumer	731	83	20	-	-	834
Total	$215,050	$34,186	$9,324	$21,850	$2,444	$282,854

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to four-family	$3,643	$3,954	$217	$2,728	$2,870	$210
Multi-family	-	-	-	-	-	-
Commercial	171	171	9	66	66	9
Construction and land	-	-	-	-	-	-
Home equity and credit lines	484	549	77	60	61	8
Commercial	3,937	3,944	758	2,784	3,178	1,550
Consumer	-	-	-	-	-	-
	$8,235	$8,618	$1,061	$5,638	$6,175	$1,777

With no related allowance recorded:
Real estate loans:
One- to four-family	$5,010	$6,051	$-	$6,205	$7,297	$-
Multi-family	-	-	-	-	-	-
Commercial	8,791	12,071	-	9,386	12,709	-
Construction and land	3,170	3,247	-	3,323	3,325	-
Home equity and credit lines	462	590	-	718	946	-
Commercial	1,054	2,354	-	-	-	-
Consumer	-	1	-	-	3	-
	$18,487	$24,314	$-	$19,632	$24,280	$-

Total
Real estate loans:
One- to four-family	$8,653	$10,005	$217	$8,933	$10,167	$210
Multi-family	-	-	-	-	-	-
Commercial	8,962	12,242	9	9,452	12,775	9
Construction and land	3,170	3,247	-	3,323	3,325	-
Home equity and credit lines	946	1,139	77	778	1,007	8
Commercial	4,991	6,298	758	2,784	3,178	1,550
Consumer	-	1	-	-	3	-
	$26,722	$32,932	$1,061	$25,270	$30,455	$1,777

The following table presents additional information regarding the Company’s impaired loans for the three months ended March 31, 2014 and March 31, 2013:

For the Three Months Ended:	March 31, 2014		March 31, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$3,438	$19	$1,917	$13
Multi-family	-	-	-	-
Commercial	172	1	40	-
Construction and land	-	-	-	-
Home equity and credit lines	462	1	5	-
Commercial	3,976	46	2	-
Consumer	-	-	-	-
	$8,048	$67	$1,964	$13

With no related allowance recorded:
Real estate loans:
One-to four-family	$5,181	$61	$6,026	$57
Multi-family	-	-	-	-
Commercial	8,940	57	10,096	25
Construction and land	3,193	12	3,850	12
Home equity and credit lines	495	7	480	10
Commercial	1,168	19	3,018	1
Consumer	1	-	-	-
	$18,978	$156	$23,470	$105

Total
Real estate loans:
One-to four-family	$8,619	$80	$7,943	$70
Multi-family	-	-	-	-
Commercial	9,112	58	10,136	25
Construction and land	3,193	12	3,850	12
Home equity and credit lines	957	8	485	10
Commercial	5,144	65	3,020	1
Consumer	1	-	-	-
	$27,026	$223	$25,434	$118

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $115,000 and $153,000 for the three months ended March 31, 2014 and 2013, respectively.

The performances and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At March 31, 2014
Real estate loans:
One- to four-family	$1,190	$818	$2,185	$4,193	$148,430	$152,623	$-
Multi-family	-	-	-	-	1,337	1,337	-
Commercial	-	402	3,631	4,033	70,044	74,077	-
Construction and land	-	-	-	-	8,644	8,644	-
Home equity loans and lines of credit	63	95	639	797	25,230	26,027	-
Commercial	-	-	336	336	14,695	15,031	-
Consumer and other	24	-	-	24	940	964	-
Total	$1,277	$1,315	$6,791	$9,383	$269,320	$278,703	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2013
Real estate loans:
One- to four-family	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726	$-
Multi-family	-	-	-	-	284	284	-
Commercial	62	403	1,054	1,519	78,082	79,601	-
Construction and land	-	-	-	-	8,665	8,665	-
Home equity loans and lines of credit	356	15	464	835	25,607	26,442	-
Commercial	-	340	-	340	16,962	17,302	-
Consumer and other	-	-	-	-	834	834	-
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854	$-

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

Non-performing assets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$4,770	$5,162
Multi-family	-	-
Commercial	4,819	5,215
Construction and land	1,095	1,233
Home equity loans and lines of credit	833	715
Commercial	4,232	1,235
Consumer	-	-
Total non-accrual loans	15,749	13,560

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$15,749	$13,560
Real estate owned	3,345	3,258
Total non-performing assets	$19,094	$16,818

Ratios:
Total non-performing loans to total loans	5.25%	4.79%
Total non-performing loans to total assets	2.83%	2.33%
Total non-performing assets to total assets	3.43%	2.88%

At March 31, 2014, the nonaccrual loans consisted of 40 one- to four-family real estate loans, seven commercial real estate loans, two construction and land loans, 14 home equity loans, three commercial loans and one consumer loan. Included in nonaccrual loans are 15 troubled debt restructurings in the amount of $7.7 million. The Company had 15 properties in real estate owned totaling $3.3 million consisting of six one- to four-family dwelling units, three non-residential properties and six construction and land loans. Included in real estate owned at March 31, 2014 are three possible branch locations in the amount of $2.4 million that were transferred from office properties and equipment during 2012.

At March 31, 2014, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 30 loans totaling $9.8 million that were considered troubled debt restructurings and classified as impaired. Twenty-three of the troubled debt restructurings (TDRs) are one- to four-family dwelling units with a net loan balance of $3.6 million, five of the TDRs are commercial real estate with a net loan balance of $4.1 million, one of the TDRs is a construction and land loan with a net loan balance of $2.1 million, and one of the TDRs is a home equity loan with a net loan balance of $36,000.

The following tables summarize information in regards to troubled debt restructurings for the three months ended March 31, 2014 and March 31, 2013:

March 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$143	$143
Total	1	$143	$143

March 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$163	$163
Total	1	$163	$163

All of the troubled debt that was restructured during the three months ended March 31, 2014 and 2013 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2014 (of which there were none) and March 31, 2013:

March 31, 2013 That Subsequently Defaulted	Number of contracts	Recorded Investment
	(Dollars in thousands)
Commercial	2	$2,982
Total	2	$2,982

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses. These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.	Deposits

Deposit accounts, by type, at March 31, 2014 and December 31, 2013 are summarized as follows:

	At March 31, 2014			At December 31, 2013
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$42,970	8.72%	-%	$42,739	8.19%	-%
Savings	85,863	17.42	0.33	111,219	21.31	0.56
NOW accounts	161,152	32.70	0.42	152,279	29.17	0.42
Super NOW accounts	40,109	8.14	0.26	43,740	8.38	0.35
Money market deposit	57,279	11.62	0.29	63,811	12.22	0.40

Total transaction accounts	387,373	78.60	0.32	413,788	79.27	0.40

Certificates of deposit	105,461	21.40	1.44	108,239	20.73	1.45

Total deposits	$492,834	100.00%	0.56%	$522,027	100.00%	0.62%

9.	Federal Home Loan Bank Borrowings

There were no Federal Home Loan Bank borrowings outstanding at March 31, 2014 and December 31, 2013.

At March 31, 2014, the Bank had a borrowing capacity of 30% of assets, or $167.0 million, available from the FHLB of New York, of which none was outstanding.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$134,712	$-	$134,712	$-
Corporate debt obligations	6,148	-	6,148	-
Mutual fund	3,214	3,214	-	-
Municipal debt obligations	15,949	-	15,949	-
SBA pools	1,074	-	1,074	-
GSE mortgage-backed securities	15,041	-	15,041	-
GSE collateralized mortgage obligations	61,325	-	61,325	-
Total investment securities available-for-sale	$237,463	$3,214	$234,249	$-

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$136,783	$-	$136,783	$-
Corporate debt obligations	4,501	-	4,501	-
Mutual fund	945	945	-	-
Municipal debt obligations	6,719	-	6,719	-
SBA pools	1,093	-	1,093	-
GSE mortgage-backed securities	15,463	-	15,463	-
GSE collateralized mortgage obligations	61,622	-	61,622	-
Total investment securities available-for-sale	$227,126	$945	$226,181	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$18,383	$-	$-	$18,383
Real estate owned	$2,898	$-	$-	$2,898

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$13,531	$-	$-	$13,531
Real estate owned	$2,600	$-	$-	$2,600

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at March 31, 2014:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$18,383	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$2,898	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at March 31, 2014 and December 31, 2013:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. At March 31, 2014 and December 31, 2013, the fair value consists of loan balances of $8.2 million and 5.6 million, respectively, net of valuation allowances of $1.0 million and $1.8 million, respectively, and loan balances of $16.6 million and $14.0 million, respectively, net of partial charge-offs of $5.4 million and $4.3 million, respectively.

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

The carrying amount and estimated fair value of the Company’s assets and liabilities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$8,100	$8,100	$-	$-	$8,100
Investment securities available-for-sale	237,463	3,214	234,249	-	237,463
Federal Home Loan Bank stock	702	702	-	-	702
Loans receivable, net	272,944	-	-	271,375	271,375
Accrued interest receivable	1,431	-	1,431	-	1,431

Financial liabilities:
Deposits	492,834	-	494,711	-	494,711
Accrued interest payable	13	-	13	-	13

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$23,404	$23,404	$-	$-	$23,404
Investment securities available-for-sale	227,126	945	226,181	-	227,126
Corporate debt obligations held-to-maturity	1,193	-	1,396	-	1,396
Municipal debt obligations held-to-maturity	15,910	-	16,278	-	16,278
GSE mortgage-backed securities held-to-maturity	188	-	208	-	208
Federal Home Loan Bank stock	702	702	-	-	702
Loans receivable, net	276,154	-	-	276,861	276,861
Accrued interest receivable	1,530	-	1,530	-	1,530

Financial liabilities:
Deposits	522,027	-	524,104	-	524,104
Federal Home Loan Bank long-term borrowings	-	-	-	-	-
Accrued interest payable	16	-	16	-	16

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

11.	Regulatory Matters and Capital Requirements

As previously disclosed, on May 30, 2013, the Bank entered into an agreement with the Comptroller of the Currency (the “OCC”). The agreement provides, among other things, that within specified time frames:

•	the Bank must establish a Compliance Committee to monitor and coordinate the Bank’s adherence to the agreement and submit reports to the OCC;

•	the Bank must hire an independent consultant to review the Bank’s lending function, and the Bank must implement a written plan to correct deficiencies noted by the consultant;

•	the Bank must submit for review and non-objection by the OCC a three-year written capital plan;

•	the Bank must submit for review and non-objection by the OCC a three-year strategic plan;

•	the Bank must implement a profit plan to improve and sustain the Bank’s earnings;

•
the Bank must take immediate and continuing action to protect its interest in criticized assets, and must implement a written program to eliminate the basis of criticism of criticized, classified and certain other assets;

•	the Bank must review the adequacy of the Bank’s allowance for loan losses and establish a program for the maintenance of an adequate allowance for loan losses;

•	the Bank must implement a written program to improve credit risk management; and

•	the Bank must implement a policy to ensure that other real estate owned is managed in accordance with applicable federal regulations.

On May 30, 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%. As of March 31, 2014, the Bank’s ratios for these items were 10.28%, 19.98% and 21.24%, respectively.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, shutdown of the federal government, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competition, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines. Additional factors that could affect our results may be discussed in our Form 10-K for the year ended December 31, 2013 under Part I, Item 1A-“Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

Other-Than-Temporary Impairment. Investment securities are evaluated on at least a quarterly basis, to determine whether a decline in their value is other-than-temporary. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether or not we intend to sell or expect that it is more likely than not that we will be required to sell the investment security prior to an anticipated recovery in fair value. Once a decline in value for a debt security is determined to be other than temporary, the other-than-temporary impairment is separated into (a) the amount of total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss). For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets decreased $26.6 million, or 4.5%, to $556.6 million at March 31, 2014, from $583.2 million at December 31, 2013. The decrease was mainly the result of decreases in cash and amounts due from banks, investment securities held-to-maturity, and net loans receivable offset by increases in investment securities available-for-sale.

Net loans receivable decreased $3.2 million, or 1.2%, to $272.9 million at March 31, 2014 from $276.1 million at December 31, 2013. One- to four-family residential real estate loans increased $2.9 million to $152.6 million at March 31, 2014 from $149.7 at December 31, 2013. Commercial real estate loans decreased $5.5 million to $74.1 million at March 31, 2014 from $79.6 million at December 31, 2013. Construction and land loans decreased $21,000 to $8.6 million at March 31, 2014 from $8.7 million at December 31, 2013. Home equity loans and lines of credit decreased $415,000 to $26.0 million at March 31, 2014 from $26.4 million at December 31, 2013. Commercial loans decreased by $2.3 million to $15.0 million at March 31, 2014 from $17.3 million at December 31, 2013. Included in the net loans receivable are nonaccrual loans which increased to $15.7 million at March 31, 2014 from $13.6 million at December 31, 2013.

Real estate owned remained constant at $3.3 million at March 31, 2014 and December 31, 2013, respectively. We currently hold through the foreclosure process or deed-in-lieu of foreclosure 15 properties, six of which are residential one- to four-family properties, three of which are nonresidential properties and six of which are construction and land loans. The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category in June 2012.

Securities available-for-sale increased $10.3 million, or 4.5%, to $237.4 million at March 31, 2014 from $227.1 at December 31, 2013. This increase was the result of purchases in the amount of $5.0 million and transfers from the held-to-maturity portfolio in the amount of $10.0 million offset by calls, maturities and sales in the amount of $8.1 million, $3.4 million in principal amortization and a market value increase of $3.4 million. Securities held-to-maturity decreased by $17.3 million as the held-to-maturity portfolio was transferred to the available-for-sale portfolio.

Deposits decreased $29.2 million, or 5.6%, to $492.8 million at March 31, 2014 from $522.0 million at December 31, 2013. NOW accounts increased $8.9 million, or 5.8%, to $161.2 million at March 31, 2014 from $152.3 million at December 31, 2013. Savings accounts decreased $25.4 million to $85.9 million at March 31, 2014 from $111.2 million at December 31, 2013. Super NOW accounts decreased by $3.7 million to $40.1 million at March 31, 2014 from $43.7 million at December 31, 2013. Non-interest bearing demand accounts increased by $231,000 to $43.0 million at March 31, 2014 from $42.7 million at December 31, 2013. Certificates of deposit decreased by $2.7 million to $105.5 million at March 31, 2014 from $108.2 million at December 31, 2013. We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

There were no Federal Home Loan Bank borrowings at March 31, 2014 and December 31, 2013.

Total stockholders’ equity increased $2.4 million to $61.6 million at March 31, 2014 from $59.2 million at December 31, 2013. This increase was mainly attributable to net income of $33,000 and an increase in the market value of available for sale securities of $2.4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. We experienced net income of $33,000 for the three months ended March 31, 2014 compared to net income of $497,000 for the three months ended March 31, 2013. The principal reasons for the decrease in net income were an increase in the provision for loan losses in the amount of $506,000, a decrease in net interest income of $212,000, a decrease in non-interest income of $117,000 offset by a decrease in total non-interest expense of $129,000 and a decrease in income tax expense of $242,000.

Interest Income. Interest income decreased $603,000 to $4.1 million for the three months ended March 31, 2014 from $4.7 million for the three months ended March 31, 2013. The decrease in interest income resulted from a decrease of $499,000 in interest income on loans and a decrease of $104,000 in interest income on securities.

Interest income on loans decreased $499,000 to $3.1 million for the three months ended March 31, 2014 from $3.6 million for the three months ended March 31, 2013. This decrease was caused by a decrease in the average yield on loans to 4.51% for the three months ended March 31, 2014 from 4.85% for the three months ended March 31, 2013 along with a decrease in the average balance of loans by $21.7 million to $274.2 million for the three months ended March 31, 2014 from $295.9 million for the three months ended March 31, 2013.

Interest income on securities decreased by $104,000 to $1.0 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The decrease in interest income on securities was due to a decrease in the average balance of taxable and tax-exempt securities to $243.4 million for the three months ended March 31, 2014 from $267.3 million for the three months ended March 31, 2013. The average yield for the securities remained constant at 1.68% for the three months ended March 31, 2014 and 2013. The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $391,000 to $687,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013.

Interest expense on interest-bearing deposits decreased by $397,000 to $681,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.60% for the three months ended March 31, 2014 from 0.84% for the three months ended March 31, 2013, and a decrease in the average balance of interest-bearing deposits to $452.5 million for the three months ended March 31, 2014 from $515.7 million for the three months ended March 31, 2013. We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended March 31, 2014, reflecting lower market rates.

Interest expense on borrowings increased $5,300 to $5,700 for the three months ended March 31, 2014 from $400 for the three months ended March 31, 2013. This increase was primarily due to a $5.6 million increase in the average balance of borrowings to $6.0 million for the three months ended March 31, 2014 from $400,000 for the three months ended March 31, 2013 offset by a decrease in the average rate paid on borrowings to 0.38% for the three months ended March 31, 2014 from 0.45% for the three months ended March 31, 2013. We did not have to increase our outstanding borrowings because proceeds received from the sales, calls, maturities and amortization of securities met our cash needs to fund loan originations, investment securities purchases and deposit outflow.

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

During the three months ended March 31, 2014, the Company charged off $1.6 million in loans, which included $100,000 on one- to four-family real estate loans, $119,000 on commercial real estate loans, $76,000 on construction and land loans, $18,000 on home equity and lines of credit, and $1.3 million on commercial loans. As part of the Bank’s loan collection process, we re-appraise loans that are 90 days delinquent or impaired. The reason for the charge-offs in the three months ended March 31, 2014 were the reduced appraisals that we received on impaired loans we were monitoring. The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan. The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

For the three months ended March 31, 2013, the Company charged off $134,000 in loans, which included $27,000 on construction and land loans, $93,000 on home equity and lines of credit and $4,000 on consumer loans. The charge-offs for the three months ended March 31, 2013 are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan. The historical loan rates are segmented by eight quarters and incorporated in calculating the general component of our allowance for loan loss by loan category. The calculation of the allowance for loans losses on our loan portfolio consists of the historical loan loss rate and a qualitative adjustment.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $548,000 for the three months ended March 31, 2014 and a provision for loan losses of $42,000 for the three months ended March 31, 2013. The allowance for loan losses was $4.9 million, or 1.77% of total loans, at March 31, 2014, compared to $4.1 million, or 1.35% of total loans, at March 31, 2013. Our balance of loans we evaluated individually for impairment was $26.7 million at March 31, 2014 and $25.3 million at December 31, 2013. At March 31, 2014 and 2013, we maintained unallocated allowances for loan losses of $750,000 million and $1.5 million respectively.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at March 31, 2014 and 2013. However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income. Non-interest income was $398,000 for the three months ended March 31, 2014 and $515,000 for the three months ended March 31, 2013. For the three months ended March 31, 2014, there was a net gain on the sale and call of investment securities in the amount of $4,000 compared to a net gain of $51,000 for the three months ended March 31, 2013. Fees and service charges on deposit accounts decreased by $76,000 to $272,000 for the three months ended March 31, 2014 from $348,000 for the three months ended March 31, 2013. This decrease was mainly due to a GNMA prepayment penalty fee we received of $57,000 for the three months ended March 31, 2013. Earnings on bank owned life insurance totaled $105,000 for the three months ended March 31, 2014 and $107,000 for the three months ended March 31, 2013.

Non-interest Expense. Non-interest expense decreased $129,000 to $3.3 million for the three months ended March 31, 2014 from $3.4 million for the three months ended March 31, 2013. Compensation and benefits expense decreased by $290,000 to $1.5 million for the three months ended March 31, 2014 compared to $1.8 million for the three months ended March 31, 2013. The decrease in compensation and benefit expense was due to there being no director fees for the three months ended March 31, 2014 as the directors suspended payments of their fees. It was also due to reduced employee hours as branch staffing was matched to customer activity for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Occupancy and equipment expense increased $49,000 to $455,000 for the three months ended March 31, 2014 from $406,000 for the three months ended March 31, 2013. Federal deposit insurance premiums increased $57,000 to $188,000 for the three months ended March 31, 2014 from $131,000 for the three months ended March 31, 2013. The increase in federal deposit insurance premiums was due to the formal agreement with the OCC which began in the second quarter of 2013. Data processing fees increased by $10,000 to $247,000 for the three months ended March 31, 2014 from $237,000 for the three months ended March 31, 2013. Professional fees increased $125,000 due to increased costs associated with loan collection, regulatory consulting and strategic planning services. Net real estate owned expense increased $37,000 to $250,000 for the three months ended March 31, 2014 from $213,000 for the three months ended March 31, 2013. This increase was due to a loss in the amount of $71,000 on real estate owned sold for the three months ended March 31, 2014 compared to a gain in the amount of $21,000 on real estate owned sold for the three months ended March 31, 2013.

Income Tax Expense/Benefit. We recorded an income tax benefit of $63,000 for the three months ended March 31, 2014, compared to income tax expense of $179,000 for the three months ended March 31, 2013. The effective tax rates for the three months ended March 31, 2014 and 2013 were (26.4%) and 26.5%, respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $8.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $237.4 million at March 31, 2014. In addition, at March 31, 2014, we had the ability to borrow a total of $167.0 million from the Federal Home Loan Bank of New York (30% of our assets at that date). On that date, there were no advances outstanding.

At March 31, 2014, loan commitments outstanding totaled $12.4 million. In addition to commitments to originate loans, we had $19.1 million in unadvanced funds to borrowers and commitments to purchase $13.4 million in Small Business Administration securities. Total certificates of deposit due within one year of March 31, 2014 totaled $53.8 million. Total certificates of deposit due within one year of March 31, 2014 represent 10.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. We believe based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities. For the three months ended March 31, 2014, we originated $11.9 million of loans and purchased $5.0 million of securities. For the three months ended March 31, 2013, we originated $19.9 million of loans and purchased $77.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a decrease of $29.2 million and a net increase of $846 thousand in total deposits for the three months ended March 31, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive in our local markets.

There were no outstanding borrowings, which include Federal Home Loan Bank advances, at March 31, 2014. Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

PART II – OTHER INFORMATION

Item 1.                  Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at March 31, 2014. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.               Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company does not have any stock repurchase programs active as of March 31, 2014.

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

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: May 14, 2014	By:	/s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ L. Joseph Stella, III, CPA
L. Joseph Stella, III, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

