Form 10-Q
period 2014-06-30
Colonial Financial Services, Inc.
filed 2014-08-14
CIK 1485527

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of August 13, 2014, 3,860,140 shares of common stock, par value $0.01 per share

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30, 2014	December 31, 2013

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$7,038	$23,404
Investment securities available for sale	238,536	227,126
Investment securities held to maturity (fair value at June 30, 2014 - $0; at December 31, 2013 - $17,882)	-	17,291
Loans receivable, net of allowance for loan losses of $5,064 at June 30, 2014 and $5,853 at December 31, 2013	267,655	276,154
Real estate owned, net	3,182	3,258
Federal Home Loan Bank stock, at cost	1,110	702
Office properties and equipment, net	7,640	7,825
Bank-owned life insurance	14,818	14,607
Accrued interest receivable	1,375	1,530
Other assets	9,296	11,260
Total Assets	$550,650	$583,157

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$50,312	$42,739
Interest-bearing	425,264	479,288
Total deposits	475,576	522,027
Federal Home Loan Bank short-term borrowings	9,770	-
Advances from borrowers for taxes and insurance	1,064	831
Accrued interest payable and other liabilities	1,183	1,136
Total Liabilities	487,593	523,994

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,860,140 shares at June 30, 2014 and 3,853,058 shares at December 31, 2013	39	39
Additional paid-in capital	37,390	37,289
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,170)	(1,170)
Retained earnings	28,068	27,482
Accumulated other comprehensive loss	(1,270)	(4,477)
Total Stockholders’ Equity	63,057	59,163
Total Liabilities and Stockholders’ Equity	$550,650	$583,157

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$3,020	$3,392	$6,109	$6,980
Mortgage-backed securities	424	547	851	1,051
Investment securities: Taxable	395	538	899	1,043
Investment securities: Tax-exempt	43	123	133	239
Total Interest Income	3,882	4,600	7,992	9,313

Interest Expense
Deposits	666	1,033	1,347	2,111
Borrowings	2	12	8	12
Total Interest Expense	668	1,045	1,355	2,123
Net Interest Income	3,214	3,555	6,637	7,190

Provision for Loan Losses	-	2,667	548	2,709
Net Interest Income after Provision for Loan Losses	3,214	888	6,089	4,481

Non-Interest Income
Fees and service charges	295	253	567	601
Net gain on sales and calls of investment securities	492	1,009	496	1,060
Earnings on bank-owned life insurance	106	111	211	218
Other	7	13	24	22
Total Non-Interest Income	900	1,386	1,298	1,901

Non-Interest Expenses
Compensation and benefits	1,412	1,611	2,886	3,375
Occupancy and equipment	389	380	844	786
Data processing	269	248	516	485
FDIC insurance premium	175	192	363	323
Office supplies	23	33	47	78
Professional fees	311	424	651	639
Advertising and promotions	13	23	26	56
Real estate owned, net	300	547	550	760
Other	343	392	655	780
Total Non-Interest Expenses	3,235	3,850	6,538	7,282
Income (Loss) before Income Tax Expense (Benefit)	879	(1,576)	849	(900)

Income Tax Expense (Benefit)	326	(596)	263	(417)
Net Income (Loss)	$553	$(980)	$586	$(483)

Per Share Data (See Note 3):
Earnings (Loss) per share – basic	$0.15	$(0.26)	$0.16	$(0.13)
Earnings (Loss) per share – diluted	$0.15	$(0.26)	$0.16	$(0.13)
Weighted average number of shares outstanding – basic	3,746,810	3,719,643	3,746,677	3,719,863
Weighted average number of shares outstanding – diluted	3,746,810	3,719,643	3,746,677	3,719,863

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income (loss)	$553	$(980)	$586	$(483)

Other Comprehensive Income (loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2014, $748 and $1,513; 2013, $(2,420) and $(2,636)	1,127	(4,478)	3,044	(4,893)
Unrealized gain on securities transferred from the held-to-maturity category into the available-for-sale category net of tax expense – 2014, $0 and $306; 2013$ 0 and $0	-	-	461	-
Less reclassification adjustment for net realized gain on sale of securities included in net income (loss) net of tax expense – 2014, $197 and $198; 2013, $404 and $424 (1)	(295)	(605)	(298)	(636)
Total Other Comprehensive Income (loss)	832	(5,083)	3,207	(5,529)

Comprehensive Income (loss)	$1,385	$(6,063)	$3,793	$(6,012)

(1)
Gross amounts are included in Net gain on sales and calls of investment securities in the Consolidated Statements of Operations as a separate element within Total Non-Interest Income. Tax expense amounts are included in Income Tax Expense (Benefit) in the Consolidated Statements of Operations.

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2014	3,853,058	$39	$37,289	$(1,170)	$27,482	$(4,477)	$59,163

Net income	-	-	-	-	586	-	586

Other comprehensive income	-	-	-	-	-	3,207	3,207

Stock-based compensation expense (restricted stock awards)	7,082	-	41	-	-	-	41

Stock-based compensation expense (stock options)	-	-	60	-	-	-	60

Balance, June 30, 2014	3,860,140	$39	$37,390	$(1,170)	$28,068	$(1,270)	$63,057

Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	-	(483)	-	(483)

Other comprehensive loss	-	-	-	-	-	(5,529)	(5,529)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)
Stock-based compensation expense (restricted stock awards)	10,267	-	64	-	-	-	64

Stock-based compensation expense (stock options)	-	-	91	-	-	-	91

Balance, June 30, 2013	3,853,058	$39	$37,176	$(1,378)	$28,824	$(2,615)	$62,046

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$586	$(483)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	548	2,709
Depreciation expense	267	279
Stock-based compensation expense	101	155
Net earnings on bank-owned life insurance	(211)	(218)
Net (accretion) amortization of loan fees	(151)	273
Net gain on sales and calls of investment securities	(496)	(1,060)
Net gain on the sale of real estate owned	(70)	(57)
Provision for real estate owned	328	648
Accretion of discount on investment securities, net	(178)	(115)
Decrease (increase) in accrued interest receivable	155	(47)
Decrease (increase) in other assets	1,964	(2,490)
Increase in accrued interest payable and other liabilities	47	321
Net cash provided by (used in) operating activities	2,890	(85)
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	47,803	5,996
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available-for-sale	-	19,071
Proceeds from calls and maturities of:
Investment securities held to maturity (HTM)	7,299	14,009
Investment securities available for sale (AFS)	10,243	34,491
Purchase of:
Investment securities HTM	-	(15,625)
Investment securities AFS	(18,102)	(61,309)
Mortgage-backed securities and collateralized mortgage obligations AFS	(44,767)	(36,609)
Purchase of office properties and equipment	(82)	(136)
Principal repayments from:
Investment securities	234	2,931
Mortgage-backed securities and collateralized mortgage obligations	7,052	12,447
Net increase in Federal Home Loan Bank stock	(408)	(1,475)
Proceeds from the sale of real estate owned	323	609
Net decrease in loans receivable	7,597	413
Net cash provided by (used in) investing activities	17,192	(25,187)
Cash Flows from Financing Activities:
Net decrease in deposits	(46,451)	(26,458)
Proceeds from Federal Home Loan Bank short-term borrowings	9,770	34,020
Increase in advances from borrowers for taxes and insurance	233	113
Common stock repurchased and retired	-	(134)
Net cash (used in) provided by financing activities	(36,448)	7,541
Decrease in cash and cash equivalents	(16,366)	(17,731)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,404	26,418
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,038	$8,687

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$1,359	$2,130
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$505	$567
Transfer of held-to-maturity securities to available-for-sale	$9,989	$-

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

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiaries.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and six months ended June 30, 2014 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.  The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”.  The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU, 2014-09, Revenue from Contracts with Customers, which supersedes nearly all exiting revenue recognition guidance under U. S. GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U. S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU, 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  The amendments in this update are effective for annual period and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income (loss) for the three months ended June 30, 2014 and 2013 is $553,000 and $(980,000), respectively.  Net income (loss) for the six months ended June 30, 2014 and 2013 is $586,000 and $(483,000), respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At June 30, 2014 and 2013, there were 318,557 and 397,302 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$553,000	$(980,000)	$586,000	$(483,000)

Weighted average common shares issued	3,860,140	3,853,058	3,860,007	3,853,278
Average unearned ESOP shares	(113,330)	(133,415)	(113,330)	(133,415)
Weighted average common shares outstanding-basic	3,746,810	3,719,643	3,746,677	3,719,863
Effect of dilutive non-vested shares and stock options outstanding	-	-	-	-
Weighted average common shares outstanding-diluted	3,746,810	3,719,643	3,746,677	3,719,863
Basic income (loss) per share	$0.15	$(0.26)	$0.16	$(0.13)
Diluted income (loss) per share	$0.15	$(0.26)	$0.16	$(0.13)

4.	Stock-Based Compensation

At June 30, 2014, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

On October 19, 2006, for the 2006 Plan, 83,300 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $13.27 per share.  The restricted stock awarded was fully vested as of October 19, 2011 and the total expense and related tax effect has been fully recorded.

On January 20, 2011, for the 2006 Plan, 3,268 shares of restricted stock were awarded.  The restricted shares awarded had a grant date fair value of $12.00 per share.  The restricted stock awarded vests 33% annually beginning January 20, 2012.  The restricted stock awarded on January 20, 2011 is fully vested and the total expense and related tax effect has been fully recorded.  For the three and six months ended June 30, 2013, $3,000 and $6,000 in compensation expense was recognized in regard to the stock awards given in January 2011 with a related tax benefit of $1,000 and $2,000,  respectively.

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  For the three and six months ended June 30, 2014, $20,000 and $41,000 in compensation expense was recognized in regard to the time-based restricted stock awards, with a related tax benefit of $7,000 and $14,000, respectively.  For the three and six months ended June 30, 2014, there was no expense recorded for the performance-based awards.  For the three and six months ended June 30, 2013, $29,000 and $58,000 in compensation expense was recognized in regard to these restricted stock awards, with a related tax benefit of $10,000 and $20,000, respectively.  For the three and six months ended June 30, 2013, there was no expense recorded for the performance-based awards.  As of June 30, 2014, there was $447,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.50 years.

A summary of the status of the shares under the two Plans as of June 30, 2014 and changes during the three and six months ended June 30, 2014 are presented below.

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
Award Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	39,214	$12.46	52,832	$12.46
Granted	-	-	-	-
Forfeitures	-	-	6,536	12.46
Vested	-	-	7,082	12.43
Restricted stock, end of period	39,214	$12.46	39,214	$12.46

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 2.25 years at June 30, 2014 and 3.25 years at June 30, 2013.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 6.50 years at June 30, 2014 and 7.50 years at June 30, 2013.  The total expense and related tax effect has been fully recorded for these options therefore there is no expense related to this award in 2014.   Stock-based compensation expense related to stock options awarded in 2011 for the three and six months ended June 30, 2013, was $3,000 and $6,000 with a related tax benefit of $1,000 and $2,000, respectively.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 7.50 years at June 30, 2014.  Stock-based compensation expense related to stock options granted in 2012 for the three and six months ended June 30, 2014, was $30,000 and $60,000 with a related tax benefit of $10,000 and $20,000, respectively.  For the three and six months ended June 30, 2013, there was $43,000 and $85,000 with a related tax benefit of $14,000 and $29,000 of stock based compensation expense, respectively.  As of June 30, 2014, there was approximately $302,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 2.50 years.

A summary of the status of the Company’s stock options under the two plans as of June 30, 2014 and changes during the three and six months ended June 30, 2014 are presented below.

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	279,343	$12.87	291,343	$12.87
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeitures	-	-	12,000	12.78
Options outstanding, end of period	279,343	$12.87	279,343	$12.87
Exercisable at end of period	199,536	$13.12	199,536	$13.12

In 2005, the Bank established a leveraged Employee Stock Ownership Plan (“ESOP”) for full-time employees who satisfy eligibility criteria.  The ESOP trust initially purchased 156,399 shares of common stock.  The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company.  The loan bears an interest rate of 6.00% with principal and interest payable annually in equal installments over 15 years.  The loan is secured by the shares of the common stock purchased.

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $59,000 and $118,000 for the three and six months ended June 30, 2014 and $69,000 and $135,000 for the three and six months ended June 30, 2013, respectively.

The following table presents the components of the ESOP shares:

	June 30, 2014	June 30, 2013
Shares released for allocation	134,869	114,784
Unreleased shares	113,330	133,415
Total ESOP shares	248,199	248,199

5.	Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $2.5 million of standby letters of credit outstanding as of June 30, 2014.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.	Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
June 30, 2014
U. S. Government obligations	$97,299	$46	$(1,886)	$95,459
Corporate debt obligations	995	7	-	1,002
Mutual fund	3,921	41	-	3,962
Municipal debt obligations	7,171	143	(42)	7,272
SBA pools	15,564	9	(45)	15,528
Government-sponsored enterprise (“GSE”) mortgage-backed securities	54,374	836	(101)	55,109
GSE collateralized mortgage obligations	61,327	224	(1,347)	60,204
	$240,651	$1,306	$(3,421)	$238,536

December 31, 2013
U. S. Government obligations	$141,836	$16	$(5,069)	$136,783
Corporate debt obligations	4,493	12	(4)	4,501
Mutual fund	903	42	-	945
Municipal debt obligations	6,828	35	(144)	6,719
SBA pools	1,097	-	(4)	1,093
GSE mortgage-backed securities	14,794	752	(83)	15,463
GSE collateralized mortgage obligations	64,120	190	(2,688)	61,622
	$234,071	$1,047	$(7,992)	$227,126

Held to Maturity:
December 31, 2013
Corporate debt obligations	$1,193	$203	$-	$1,396
Municipal debt obligations	15,910	368	-	16,278
GSE mortgage-backed securities	188	20	-	208
	$17,291	$591	$-	$17,882

The Company had no investment securities classified as held-to-maturity at June 30, 2014.

At March 31, 2014, the Company reclassified its $10.0 million held-to-maturity portfolio as available for sale.  The Company made this reclassification to ease the facilitation of security replacement to mitigate interest rate risk and to shift to mortgage related securities.  The securities reclassified included: $8.6 million in municipal debt securities with an unrealized gain of $522,000, $1.2 million in corporate debt securities with an unrealized gain of $228,000 and $155,000 in GSE mortgage-backed securities with an unrealized gain of $17,000.  In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held-to-maturity for a period of two years.

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at June 30, 2014 and December 31, 2013 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$4,421	$4,463
Due after one year through five years	20,406	20,345
Due after five years through ten years	84,753	83,081
Due thereafter	15,370	15,334
Sub-total	124,950	123,223
GSE mortgage-backed securities and GSE collateralized mortgage obligations	115,701	115,313
Total	$240,651	$238,536

At June 30, 2014 and December 31, 2013, $120.1 million and $139.0 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $714,000 while gross realized losses on available-for-sale securities totaled $218,000, for the six months ended June 30, 2014.  There were no gross realized gains or losses on held-to-maturity securities for the six months ended June 30, 2014.

Gross realized gains on available-for-sale securities totaled $710,000 while gross realized losses on available-for-sale securities totaled $218,000, for the three months ended June 30, 2014.

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

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At June 30, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$1,988	$12	$88,434	$1,874	$90,422	$1,886
Corporate debt obligations	-	-	-	-	-	-
Municipal debt obligations	-	-	2,514	42	2,514	42
SBA pools	3,632	43	866	2	4,498	45
GSE mortgage-backed securities	23,598	84	1,503	17	25,101	101
GSE collateralized mortgage obligations	9,027	175	33,896	1,172	42,923	1,347
Total	$38,245	$314	$127,213	$3,107	$165,458	$3,421

At December 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$126,055	$4,590	$8,006	$479	$134,061	$5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
GSE mortgage-backed securities	1,629	82	33	1	1,662	83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

At June 30, 2014, there were 20 securities in the less-than-twelve-month category and 77 securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 20 securities in the less-than-twelve-month category are (a) one U.S government obligation, (b) seven collateralized mortgage obligations, (c) one SBA pool, and (d) eleven mortgage-backed securities.  Included in the 77 securities in the twelve-month-or-more category are (a) 46 U.S government obligations, (b) 19 collateralized mortgage obligations, (c) two mortgage-backed securities, (d) eight municipal debt obligations and (e) two SBA pools.

At December 31, 2013, there were 120 securities in the less-than-twelve-months category and eight securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 120 securities in the less-than-twelve months category for available-for-sale securities are (a) 68 U. S. government securities; (b) two corporate debt obligations of which one has been in a loss position for two months and one has been in a loss position for one month; (c) twelve municipal debt obligations, of which five have been in a loss position for eight months, five have been in a loss position for seven months and two of which had been in a loss position for two months; (d) three SBA pools, two of which have been in a loss position for 10 months and one has been in a loss position for one month; (e) two mortgage-backed securities, one of which has been in a loss position for eight months and one of which has been in a loss position for five months and (f) 33 collateralized mortgage obligations.  Included in the eight securities in the twelve-months-or-more category are (a) four U. S. government securities; (b) two municipal debt obligations; (c) one mortgage-backed security and (d) one collateralized mortgage obligation.

At December 31, 2013, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises (“GSE”) and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not necessarily underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014.

The Company’s investment in corporate bonds consists of debt obligations of corporations mostly in the financial sector of the economy.  All interest payments are current in regards to all the corporate investments.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs and because the corporate bonds are still rated investment grade by one of the rating companies, Moody’s and Standard and Poor’s, the Company does not consider the other corporate investments to be other-than-temporarily impaired at June 30, 2014.

The Company’s investment in municipal bonds consists of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of GSE securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2014.

7.	Loans and Allowance for Loan Losses

The components of loans at June 30, 2014 and December 31, 2013 are as follows:

	At June 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$153,203	56.0%	$149,726	52.9%
Multi-family	3,317	1.2	284	0.1
Commercial	67,731	24.8	79,601	28.1
Construction and land	9,961	3.6	8,665	3.1
Home equity loans and lines of credit	25,400	9.3	26,442	9.4
Commercial	12,797	4.7	17,302	6.1
Consumer	1,006	0.4	834	0.3
Total loans receivable	$273,415	100.0%	$282,854	100.0%
Deferred loan fees	(696)		(847)
Allowance for loan losses	(5,064)		(5,853)
Total loans receivable, net	$267,655		$276,154

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, multi-family loans, commercial real estate loans, construction and land loans, home equity loans and lines of credit, commercial business loans and consumer loans.  Our one- to four-family residential loans also include loans to businesses for a commercial purpose, which are secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.  We also originate or purchase SBA, USDA and other government insured loan products.

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

When a loan is more than 10 days delinquent, we generally send a computer-generated notice of delinquency to the borrower to remit the delinquent payment or contact the Bank.  When the computer-generated notice does not cause the loan to be brought current, a telephone call is the next step in the process.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.    By the 36th day of delinquency, good faith efforts to establish live contact with the borrower is made to inform them that loss mitigation options may be available.  In addition, written notice with information about loss mitigation options is provided to the borrower by the 45th day of delinquency.  If payment is not received within 60 days of the due date, we accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off between 90 to 120 days.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three and six months ended June 30, 2014 (in thousands):

	Real Estate
	One-to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended June 30, 2014:
Beginning balance	$1,562	$3	$1,112	$90	$387	$1,005	$28	$750	$4,937
Charge-offs	(91)	-	(26)	-	(82)	(990)	-	-	(1,189)
Recoveries	58	-	903	-	-	354	1	-	1,316
Provision	(259)	37	(1,465)	15	(25)	656	(9)	1,050	-
Ending balance	$1,270	$40	$524	$105	$280	$1,025	$20	$1,800	$5,064

Allowance for loan losses for the six months ended June 30, 2014:
Beginning balance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853
Charge-offs	(191)	-	(145)	(76)	(100)	(2,287)	-	-	(2,799)
Recoveries	64	-	903	-	-	441	54	-	1,462
Provision	(253)	37	(1,456)	91	105	1,028	(54)	1,050	548
Ending balance	$1,270	$40	$524	$105	$280	$1,025	$20	$1,800	$5,064

Allowance ending balance:
Related to loans individually evaluated for impairment	$278	$-	$8	$-	$41	$-	$-	$-	$327
Related to loans collectively evaluated for impairment	992	40	516	105	239	1,025	20	1,800	4,737
Total balance	$1,270	$40	$524	$105	$280	$1,025	$20	$1,800	$5,064

Loans receivable:
individually evaluated for impairment	$9,050	$-	$6,294	$3,139	$1,066	$1,133	$-	$-	$20,682
collectively evaluated for impairment	144,153	3,317	61,437	6,822	24,334	11,664	1,006	-	252,733
Ending balance	$153,203	$3,317	$67,731	$9,961	$25,400	$12,797	$1,006	$-	$273,415

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three and six months ended June 30, 2013 (in thousands):

	Real Estate
					Home
					equity
	One-to			Con-	and
	four-	Multi-	Commer-	struction	credit	Commer-	Con-	Unallo-
	family	family	cial	and land	lines	cial	sumer	cated	Total
Allowance for loan losses for the three months ended June 30, 2013:
Beginning balance	$1,287	$13	$317	$90	$220	$627	$25	$1,500	$4,079
Charge-offs	(159)	-	(947)	-	(58)	(1,007)	(3)	-	(2,174)
Recoveries	-	-	-	33	-	-	-	-	33
Provision	233	2	1,290	(18)	77	1,083	-	-	2,667
Ending balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605

Allowance for loan losses for the six months ended June 30, 2013:
Beginning balance	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	(159)	-	(947)	(37)	(151)	(1,007)	(7)	-	(2,308)
Recoveries	-	-	-	54	-	-	4	-	58
Provision	828	9	500	(50)	113	1,305	4	-	2,709
Ending balance	$1,361	$15	$660	$105	$239	$703	$22	$1,500	$4,605

The following table sets forth the allowance for loan losses and the recorded investment in loans receivable by portfolio class as of December 31, 2013 (in thousands):

	Real Estate
					Home
					equity
	One- to			Con-	and
	four-	Multi-	Commer-	struction	credit	Commer-	Con-	Unallo-
	family	family	cial	and land	lines	cial	sumer	cated	Total
Allowance ending balance:
Related to loans individually evaluated for impairment	$210	$-	$9	$-	$8	$1,550	$-	$-	$1,777
Related to loans collectively evaluated for impairment	1,440	3	1,213	90	267	293	20	750	4,076
Total allowance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

Loans receivable:
Individually evaluated for impairment	$8,933	$-	$9,452	$3,323	$778	$2,784	$-	$-	$25,270
Collectively evaluated for impairment	140,793	284	70,149	5,342	25,664	14,518	834	-	257,584
Ending balance	$149,726	$284	$79,601	$8,665	$26,442	$17,302	$834	$-	$282,854

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013:

June 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$135,649	$8,774	$1,552	$7,228	$-	$153,203
Multi-family	3,038	279	-	-	-	3,317
Commercial	49,161	10,910	929	6,731	-	67,731
Construction and land	5,719	716	-	3,526	-	9,961
Home equity and credit lines	23,275	733	104	1,288	-	25,400
Commercial	11,004	660	-	1,133	-	12,797
Consumer	819	99	88	-	-	1,006
Total	$228,665	$22,171	$2,673	$19,906	$-	$273,415

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$130,862	$7,712	$1,783	$9,369	$-	$149,726
Multi-family	-	284	-	-	-	284
Commercial	45,181	22,851	3,739	7,830	-	79,601
Construction and land	4,060	1,140	-	3,465	-	8,665
Home equity and credit lines	24,891	597	108	846	-	26,442
Commercial	9,325	1,519	3,674	340	2,444	17,302
Consumer	731	83	20	-	-	834
Total	$215,050	$34,186	$9,324	$21,850	$2,444	$282,854

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to four-family	$3,400	$3,661	$278	$2,728	$2,870	$210
Multi-family	-	-	-	-	-	-
Commercial	169	169	8	66	66	9
Construction and land	-	-	-	-	-	-
Home equity and credit lines	165	173	41	60	61	8
Commercial	-	-	-	2,784	3,178	1,550
Consumer	-	-	-	-	-	-
	$3,734	$4,003	$327	$5,638	$6,175	$1,777

With no related allowance recorded:
Real estate loans:
One- to four-family	$5,650	$6,846	$-	$6,205	$7,297	$-
Multi-family	-	-	-	-	-	-
Commercial	6,125	7,240	-	9,386	12,709	-
Construction and land	3,139	3,216	-	3,323	3,325	-
Home equity and credit lines	901	1,123	-	718	946	-
Commercial	1,133	2,679	-	-	-	-
Consumer	-	-	-	-	3	-
	$16,948	$21,104	$-	$19,632	$24,280	$-

Total
Real estate loans:
One- to four-family	$9,050	$10,507	$278	$8,933	$10,167	$210
Multi-family	-	-	-	-	-	-
Commercial	6,294	7,409	8	9,452	12,775	9
Construction and land	3,139	3,216	-	3,323	3,325	-
Home equity and credit lines	1,066	1,296	41	778	1,007	8
Commercial	1,133	2,679	-	2,784	3,178	1,550
Consumer	-	-	-	-	3	-
	$20,682	$25,107	$327	$25,270	$30,455	$1,777

The following table presents additional information regarding the Company’s impaired loans for the six months ended June 30, 2014 and June 30, 2013:

For the Six Months Ended:	June 30, 2014		June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$3,340	$37	$2,263	$30
Multi-family	-	-	-	-
Commercial	171	3	179	2
Construction and land	-	-	-	-
Home equity and credit lines	152	1	46	-
Commercial	-	46	55	-
Consumer	-	-	-	-
	$3,663	$87	$2,543	$32

With no related allowance recorded:
Real estate loans:
One-to four-family	$5,960	$84	$6,468	$94
Multi-family	-	-	-	-
Commercial	6,290	82	12,027	164
Construction and land	3,172	24	3,806	25
Home equity and credit lines	963	7	665	11
Commercial	1,498	19	4,710	28
Consumer	-	-	2	-
	$17,883	$216	$27,678	$322

Total
Real estate loans:
One-to four-family	$9,300	$121	$8,731	$124
Multi-family	-	-	-	-
Commercial	6,461	85	12,206	166
Construction and land	3,172	24	3,806	25
Home equity and credit lines	1,115	8	711	11
Commercial	1,498	65	4,765	28
Consumer	-	-	2	-
	$21,546	$303	$30,221	$354

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $291,000 and $269,000 for the six months ended June 30, 2014 and 2013, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended June 30, 2014 and June 30, 2013:

For the Three Months Ended:	June 30, 2014		June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$3,465	$18	$2,254	$17
Multi-family	-	-	-	-
Commercial	170	2	178	2
Construction and land	-	-	-	-
Home equity and credit lines	163	-	46	-
Commercial	-	-	109	-
Consumer	-	-	-	-
	$3,798	$20	$2,587	$19

With no related allowance recorded:
Real estate loans:
One-to four-family	$5,942	$23	$6,454	$37
Multi-family	-	-	-	-
Commercial	6,281	25	11,982	139
Construction and land	3,152	12	3,763	13
Home equity and credit lines	972	-	661	1
Commercial	1,486	-	4,651	27
Consumer	-	-	2	-
	$17,833	$60	$27,513	$217

Total
Real estate loans:
One-to four-family	$9,407	$41	$8,708	$54
Multi-family	-	-	-	-
Commercial	6,451	27	12,160	141
Construction and land	3,152	12	3,763	13
Home equity and credit lines	1,135	-	707	1
Commercial	1,486	-	4,760	27
Consumer	-	-	2	-
	$21,631	$80	$30,100	$236

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $175,000 and $131,000 for the three months ended June 30, 2014 and 2013, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At June 30, 2014
Real estate loans:
One- to four-family	$78	$1,213	$3,646	$4,937	$148,266	$153,203	$-
Multi-family	-	-	-	-	3,317	3,317	-
Commercial	-	-	3,750	3,750	63,981	67,731	-
Construction and land	138	-	-	138	9,823	9,961	-
Home equity loans and lines of credit	193	-	568	761	24,639	25,400	-
Commercial	1,138	-	106	1,244	11,553	12,797	-
Consumer and other	1	-	-	1	1,005	1,006	-
Total	$1,548	$1,213	$8,070	$10,831	$262,584	$273,415	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2013
Real estate loans:
One- to four-family	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726	$-
Multi-family	-	-	-	-	284	284	-
Commercial	62	403	1,054	1,519	78,082	79,601	-
Construction and land	-	-	-	-	8,665	8,665	-
Home equity loans and lines of credit	356	15	464	835	25,607	26,442	-
Commercial	-	340	-	340	16,962	17,302	-
Consumer and other	-	-	-	-	834	834	-
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854	$-

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

Non-performing assets at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$5,266	$5,162
Multi-family	-	-
Commercial	4,129	5,215
Construction and land	1,079	1,233
Home equity loans and lines of credit	989	715
Commercial	1,133	1,235
Consumer	-	-
Total non-accrual loans	12,596	13,560

Accruing loans 90 days or more past due:
All loans	$-	$-
Total non-performing loans	$12,596	$13,560
Real estate owned	3,182	3,258
Total non-performing assets	$15,778	$16,818

Ratios:
Total non-performing loans to total loans	4.61%	4.79%
Total non-performing loans to total assets	2.29%	2.33%
Total non-performing assets to total assets	2.87%	2.88%

At June 30, 2014, the nonaccrual loans consisted of 45 one- to four-family real estate loans, seven commercial real estate loans, two construction and land loans, 17 home equity loans, and two commercial loans.  Included in nonaccrual loans are 15 troubled debt restructurings in the amount of $6.4 million.  The Company had 16 properties in real estate owned totaling $3.2 million consisting of seven one- to four-family dwelling units, three non-residential properties and six parcels which had secured construction and land loans.  Included in real estate owned at June 30, 2014 are three possible branch locations in the amount of $2.4 million that were transferred from office properties and equipment during 2012.

At June 30, 2014, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 26 loans totaling $7.9 million that were considered troubled debt restructurings and classified as impaired.  Twenty-two of the troubled debt restructurings (TDRs) are one- to four-family real estate loans with a net loan balance of $3.6 million, two of the TDRs are commercial real estate with a net loan balance of $2.2 million, one of the TDRs is a construction and land loan with a net loan balance of $2.1 million, and one of the TDRs is a home equity loan with a net loan balance of $45,000.

There were no troubled debt restructurings for the three months ended June 30, 2014.  The following table summarizes information in regards to troubled debt restructurings for the three months ended June 30, 2013:

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$282	$282
Total	2	$282	$282

All of the troubled debt that was restructured during the three months ended June 30, 2013 consisted of interest rate modifications and no debt was forgiven.

The following tables summarize information in regards to troubled debt restructurings for the six months ended June 30, 2014 and 2013:

June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$143	$143
Total	1	$143	$143

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$458	$458
Total	3	$458	$458

All of the troubled debt that was restructured during the six months ended June 30, 2014 and 2013 consisted of interest rate modifications and no debt was forgiven.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended June 30, 2014 (of which there were none) and June 30, 2013:

That Subsequently Defaulted For the Three Months Ended June 30, 2013	Number of contracts	Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$111
Total	1	$111

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the six months ended June 30, 2014 (of which there were none) and June 30, 2013:

That Subsequently Defaulted For the Six Months Ended June 30, 2013	Number of contracts	Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$111
Commercial	2	2,982
Total	3	$3,093

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.	Deposits

Deposit accounts, by type, at June 30, 2014 and December 31, 2013 are summarized as follows:

	At June 30, 2014			At December 31, 2013
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$50,312	10.58%	-%	$42,739	8.19%	-%
Savings	86,170	18.12	0.33	111,219	21.31	0.56
NOW accounts	141,420	29.74	0.41	152,279	29.17	0.42
Super NOW accounts	38,224	8.04	0.26	43,740	8.38	0.35
Money market deposit	56,088	11.79	0.30	63,811	12.22	0.40

Total transaction accounts	372,214	78.27	0.30	413,788	79.27	0.40

Certificates of deposit	103,362	21.73	1.43	108,239	20.73	1.45

Total deposits	$475,576	100.00%	0.55%	$522,027	100.00%	0.62%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at June 30, 2014 and December 31, 2013:

Maturity	Interest Rate	June 30, 2014	December 31, 2013
		(Dollars in thousands)
July 1, 2014	0.38%	$9,770	$-
		$9,770	$-

At June 30, 2014, the Bank had a borrowing capacity of 30% of assets, or $165.2 million, available from the FHLB of New York, of which $9.8 million was outstanding.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$95,459	$-	$95,459	$-
Corporate debt obligations	1,002	-	1,002	-
Mutual fund	3,962	3,962	-	-
Municipal debt obligations	7,272	-	7,272	-
SBA pools	15,528	-	15,528	-
GSE mortgage-backed securities	55,109	-	55,109	-
GSE collateralized mortgage obligations	60,204	-	60,204	-
Total investment securities available-for-sale	$238,536	$3,962	$234,574	$-

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$136,783	$-	$136,783	$-
Corporate debt obligations	4,501	-	4,501	-
Mutual fund	945	945	-	-
Municipal debt obligations	6,719	-	6,719	-
SBA pools	1,093	-	1,093	-
GSE mortgage-backed securities	15,463	-	15,463	-
GSE collateralized mortgage obligations	61,622	-	61,622	-
Total investment securities available-for-sale	$227,126	$945	$226,181	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$12,683	$-	$-	$12,683
Real estate owned	$3,182	$-	$-	$3,182

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$13,531	$-	$-	$13,531
Real estate owned	$2,600	$-	$-	$2,600

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at June 30, 2014:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$12,683	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$3,182	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
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

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2013:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$13,531	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$2,600	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses. The range of adjustments including liquidation expenses is presented as a percent of the appraisal.

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at June 30, 2014 and December 31, 2013:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At June 30, 2014 and December 31, 2013, the fair value consists of loan balances of $3.7 million and $5.6 million, respectively, net of valuation allowances of $327,000 and $1.8 million, respectively, and loan balances of $12.9 million and $14.0 million, respectively, net of partial charge-offs of $3.7 million and $4.3 million, respectively.

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

The carrying amount and estimated fair value of the Company’s financial assets and liabilities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$7,038	$7,038	$-	$-	$7,038
Investment securities available-for- sale	238,536	3,962	234,574	-	238,536
Federal Home Loan Bank stock	1,110	1,110	-	-	1,110
Loans receivable, net	267,655	-	-	267,303	267,303
Accrued interest receivable	1,375	-	1,375	-	1,375

Financial liabilities:
Deposits	475,576	-	477,296	-	477,296
Federal Home Loan Bank short-term borrowings	9,770		9,770		9,770
Accrued interest payable	12	-	12	-	12

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$23,404	$23,404	$-	$-	$23,404
Investment securities available-for-sale	227,126	945	226,181	-	227,126
Corporate debt obligations held-to-maturity	1,193	-	1,396	-	1,396
Municipal debt obligations held-to-maturity	15,910	-	16,278	-	16,278
GSE mortgage-backed securities held-to-maturity	188	-	208	-	208
Federal Home Loan Bank stock	702	702	-	-	702
Loans receivable, net	276,154	-	-	276,861	276,861
Accrued interest receivable	1,530	-	1,530	-	1,530

Financial liabilities:
Deposits	522,027	-	524,104	-	524,104
Accrued interest payable	16	-	16	-	16

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

11.	Regulatory Matters and Capital Requirements

As previously disclosed, on May 30, 2013, the Bank entered into an agreement with the Office of the Comptroller of the Currency (the “OCC”). The agreement provides, among other things, that within specified time frames:

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

On May 30, 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of June 30, 2014, the Bank’s ratios for these items were 10.53%, 21.74% and 23.00%, respectively.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competitive products and pricing, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K for the year ended December 31, 2013 under Part I, Item 1A-“Risk Factors” and in other reports filed with the Securities and Exchange Commission.

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

The allowance for losses on loans is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio.  The allowance is adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.  These significant factors may include changes in our lending policies and procedures, changes in current general economic conditions and business conditions affecting our primary lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, loss experience, and duration of the current business cycle.  The applied loss factors are re-evaluated each reporting period to ensure their relevance in the current economic environment.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets decreased $32.5 million, or 5.6%, to $550.7 million at June 30, 2014, from $583.2 million at December 31, 2013.  The decrease was mainly the result of decreases in cash and amounts due from banks, investment securities held-to-maturity, and net loans receivable offset by an increase in investment securities available-for-sale.

Net loans receivable decreased $8.5 million, or 3.1%, to $267.7 million at June 30, 2014 from $276.2 million at December 31, 2013.  One- to four-family residential real estate loans increased $3.5 million to $153.2 million at June 30, 2014 from $149.7 at December 31, 2013.  Commercial real estate loans decreased $11.9 million to $67.7 million at June 30, 2014 from $79.6 million at December 31, 2013.  Construction and land loans increased $1.3 million to $10.0 million at June 30, 2014 from $8.7 million at December 31, 2013.  Home equity loans and lines of credit decreased $1.0 million to $25.4 million at June 30, 2014 from $26.4 million at December 31, 2013.  Commercial loans decreased by $4.5 million to $12.8 million at June 30, 2014 from $17.3 million at December 31, 2013.  Included in the net loans receivable are nonaccrual loans which decreased to $12.6 million at June 30, 2014 from $13.6 million at December 31, 2013.

Real estate owned decreased to $3.2 million at June 30, 2014 from $3.3 million at December 31, 2013.  We currently hold through the foreclosure process or deed-in-lieu of foreclosure 16 properties, seven of which are residential one- to four-family properties, three of which are nonresidential properties and six of which are construction and land loans.  The activity in the real estate owned category includes three previously disclosed possible shovel-ready branch locations in the amount of $2.4 million that were moved from the office property and equipment category in June 2012.

Securities available-for-sale increased $11.4 million, or 5.0%, to $238.5 million at June 30, 2014 from $227.1 at December 31, 2013.  This increase was the result of purchases in the amount of $62.9 million and transfers from the held-to-maturity portfolio in the amount of $10.0 million and a market value increase of $4.8 million offset by calls, maturities and sales in the amount of $58.0 million and $8.1 million in principal amortization.  Securities held-to-maturity decreased by $17.3 million as the held-to-maturity portfolio was transferred to the available-for-sale portfolio.

Deposits decreased $46.4 million, or 8.9%, to $475.6 million at June 30, 2014 from $522.0 million at December 31, 2013.  NOW accounts decreased $10.9 million, or 7.1%, to $141.4 million at June 30, 2014 from $152.3 million at December 31, 2013.  Savings accounts decreased $25.0 million to $86.2 million at June 30, 2014 from $111.2 million at December 31, 2013.  Super NOW accounts decreased by $5.5 million to $38.2 million at June 30, 2014 from $43.7 million at December 31, 2013.  Non-interest bearing demand accounts increased by $7.6 million to $50.3 million at June 30, 2014 from $42.7 million at December 31, 2013.  Certificates of deposit decreased by $4.9 million to $103.4 million at June 30, 2014 from $108.2 million at December 31, 2013.  We did not aggressively price our certificates of deposit upon maturity, but some certificate of deposit customers remained with us by opening other types of deposit accounts.

Federal Home Loan Bank borrowings totaled $9.8 million at June 30, 2014.  There were no Federal Home Loan Bank borrowings outstanding at December 31, 2013.

Total stockholders’ equity increased $3.9 million to $63.1 million at June 30, 2014 from $59.2 million at December 31, 2013.  This increase was mainly attributable to net income of $586,000 and an increase in the market value of available for sale securities of $3.2 million.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General.  We experienced net income of $553,000 for the three months ended June 30, 2014 compared to a net loss of $980,000 for the three months ended June 30, 2013.  The principal reasons for the increase in net income were a decrease in the provision for loan losses in the amount of $2.7 million and a decrease in total non-interest expense of $615,000, offset by a decrease in net interest income of $341,000, a decrease in non-interest income of $486,000 and an increase in income tax expense of $922,000.

Interest Income.  Interest income decreased $718,000 to $3.9 million for the three months ended June 30, 2014 from $4.6 million for the three months ended June 30, 2013.  The decrease in interest income resulted from a decrease of $372,000 in interest income on loans and a decrease of $346,000 in interest income on securities.

Interest income on loans decreased $372,000 to $3.0 million for the three months ended June 30, 2014 from $3.4 million for the three months ended June 30, 2013.  This decrease was caused by a decrease in the average yield on loans to 4.48% for the three months ended June 30, 2014 from 4.58% for the three months ended June 30, 2013 along with a decrease in the average balance of loans of $26.5 million to $269.5 million for the three months ended June 30, 2014 from $296.0 million for the three months ended June 30, 2013.

Interest income on securities decreased by $346,000 to $862,000 for the three months ended June 30, 2014 from $1.2 million for the three months ended June 30, 2013.  The decrease in interest income on securities was due to a decrease in the average balance of taxable and tax-exempt securities to $235.5 million for the three months ended June 30, 2014 from $292.2 million for the three months ended June 30, 2013 along with a decrease in the average yield of 19 basis points to 1.46% from 1.65% for the three months ended June 30, 2014 and 2013.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $377,000 to $668,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013.

Interest expense on interest-bearing deposits decreased by $367,000 to $666,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.60% for the three months ended June 30, 2014 from 0.82% for the three months ended June 30, 2013, and a decrease in the average balance of interest-bearing deposits to $442.6 million for the three months ended June 30, 2014 from $506.7 million for the three months ended June 30, 2013.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended June 30, 2014, reflecting lower market rates.

Interest expense on borrowings decreased $10,000 to $2,000 for the three months ended June 30, 2014 from $12,000 for the three months ended June 30, 2013.  This decrease was primarily due to a $10.2 million decrease in the average balance of borrowings to $2.5 million for the three months ended June 30, 2014 from $12.7 million for the three months ended June 30, 2013 offset by an increase in the average rate paid on borrowings to 0.38% for the three months ended June 30, 2014 from 0.37% for the three months ended June 30, 2013.

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

During the three months ended June 30, 2014, the Company charged off $1.2 million in loans, which included $91,000 on one- to four-family real estate loans, $26,000 on commercial real estate loans, $82,000 on home equity and lines of credit, and $990,000 on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are 90 days delinquent or impaired.  The reasons for the charge-offs in the three months ended June 30, 2014 were the cash flow analysis that we completed on non-collateral based impaired loans and the reduced appraisals that we received on collateral-based impaired loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

During the three months ended June 30, 2013, the Company charged off $2.2 million in loans, which included $159,000 on one- to four-family real estate loans, $947,000 on commercial real estate loans, $57,000 on home equity and lines of credit, $1.0 million on commercial loans, and $3,000 on consumer loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the three months ended June 30, 2013 were partially due to the reduced appraisals that we received on the impaired loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

Based on our evaluation of the above factors, we did not record a provision for loan losses for the three months ended June 30, 2014 and we recorded a provision for loan losses of $2.7 million for the three months ended June 30, 2013.  The allowance for loan losses was $5.1 million, or 1.85% of total loans, at June 30, 2014, compared to $4.6 million, or 1.54% of total loans, at June 30, 2013.  Our balance of loans we evaluated individually for impairment was $20.7 million at June 30, 2014 and $25.3 million at December 31, 2013.  At June 30, 2014, December 31, 2013 and June 30, 2013, we maintained unallocated allowances for loan losses of $1.8 million, $750,000 and $1.5 million respectively.  The main reason for the increase in the unallocated portion of the allowance for loan losses is the amount of recoveries we received on loans that were previously charged off against earnings.  The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Company-specific, industry-wide reluctance and a regulatory reluctance to reduce allowances at this time.  The Company believes that the amount of provision in 2014 and the resulting allowance at June 30, 2014, are appropriate given the continuing level of risk in the loan portfolio, including the overall level of non-performing loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $900,000 for the three months ended June 30, 2014 and $1.4 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, there was a net gain on the sale and call of investment securities in the amount of $492,000 compared to a net gain of $1.0 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, there were $47.8 million in available-for-sale securities sold and for the three months ended June 30, 2013, there were $25.1 million in available-for-sale securities sold.  Fees and service charges on deposit accounts increased by $42,000 to $295,000 for the three months ended June 30, 2014 from $253,000 for the three months ended June 30, 2013.    Earnings on bank owned life insurance totaled $106,000 for the three months ended June 30, 2014 and $111,000 for the three months ended June 30, 2013.

Non-interest Expense.  Non-interest expense decreased $615,000 to $3.2 million for the three months ended June 30, 2014 from $3.9 million for the three months ended June 30, 2013.  Compensation and benefits expense decreased by $199,000 to $1.4 million for the three months ended June 30, 2014 compared to $1.6 million for the three months ended June 30, 2013.  The decrease in compensation and benefit expense was due to the elimination of director fees for the three months ended June 30, 2014 as the director’s suspended payment of their fees.  The decline was also due to reduced employee hours as branch staffing was matched to customer activity for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, and reduced ESOP and stock-based compensation expense.  Occupancy and equipment expense increased $9,000 to $389,000 for the three months ended June 30, 2014 from $380,000 for the three months ended June 30, 2013.  Federal deposit insurance premiums decreased $17,000 to $175,000 for the three months ended June 30, 2014 from $192,000 for the three months ended June 30, 2013.  The decrease in federal deposit insurance premiums was due to reduced deposit balances.  Data processing fees increased by $21,000 to $269,000 for the three months ended June 30, 2014 from $248,000 for the three months ended June 30, 2013.  Professional fees decreased $113,000 due to decreased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense decreased $247,000 to $300,000 for the three months ended June 30, 2014 from $547,000 for the three months ended June 30, 2013.  This decrease was due to reduced write-downs on REO properties and reduced REO expenses offset by a loss in the amount of $71,000 on real estate owned sold for the three months ended June 30, 2014 compared to a gain in the amount of $21,000 on real estate owned sold for the three months ended June 30, 2013.

Income Tax Expense/Benefit. We recorded income tax expense of $326,000 for the three months ended June 30, 2014, compared to an income tax benefit of $596,000 for the three months ended June 30, 2013.  The effective tax rates for the three months ended June 30, 2014 and 2013 were 37.0% and (37.8%), respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and June 30, 2013

General.  We experienced net income of $586,000 for the six months ended June 30, 2014 compared to a net loss of $483,000 for the six months ended June 30, 2013.  The principal reasons for the increase in net income were a decrease in the provision for loan losses in the amount of $2.1 million and a decrease in total non-interest expense of $744,000 offset by a decrease in net interest income of $553,000, a decrease in total non-interest income of $603,000 and an increase in income tax expense of $680,000.

Interest Income.  Interest income decreased $1.3 million to $8.0 million for the six months ended June 30, 2014 from $9.3 million for the six months ended June 30, 2013.  The decrease in interest income resulted from a decrease of $871,000 in interest income on loans and a decrease of $450,000 in interest income on securities.

Interest income on loans decreased $871,000 to $6.1 million for the six months ended June 30, 2014 from $7.0 million for the six months ended June 30, 2013.  The average balance of loans decreased $24.2 million to $271.8 million for the six months ended June 30, 2014 from $296.0 million for the six months ended June 30, 2013 along with a decrease in the average yield to 4.49% for the six months ended June 30, 2014 from 4.72% for the six months ended June 30, 2013.

Interest income on securities decreased by $450,000 to $1.9 million for the six months ended June 30, 2014 from $2.3 million for the six months ended June 30, 2013.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 10 basis points to 1.57% for the six months ended June 30, 2014 from 1.67% for the six months ended June 30, 2013 along with a decrease in the average balance of taxable and tax-exempt securities to $239.5 million for the six months ended June 30, 2014 from $279.9 million for the six months ended June 30, 2013.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $768,000 to $1.4 million for the six months ended June 30, 2014 from $2.1 million for the six months ended June 30, 2013.

Interest expense on interest-bearing deposits decreased by $764,000 to $1.3 million for the six months ended June 30, 2014 from $2.1 million for the six months ended June 30, 2013.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.60% for the six months ended June 30, 2014 from 0.83% for the six months ended June 30, 2013 along with a decrease in the average balance of interest-bearing deposits to $447.5 million for the six months ended June 30, 2014 from $511.1 million for the six months ended June 30, 2013.  We experienced decreases in the average balances of savings accounts and certificates of deposit and increases in NOW and Super-NOW and money market accounts.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest expense on borrowings decreased $4,000 to $8,000 for the six months ended June 30, 2014 from $12,000 for the six months ended June 30, 2013.  This decrease was primarily due to a $2.3 million decrease in the average balance of borrowings to $4.3 million for the six months ended June 30, 2014 from $6.5 million for the six months ended June 30, 2013, offset by an increase in the average rate paid on borrowings to 0.38% for the six months ended June 30, 2014 from .37% for the six months ended June 30, 2013.

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

During the six months ended June 30, 2014, the Company charged off $2.8 million in loans, which included $191,000 on one- to four-family loans, $145,000 on commercial real estate loans, $76,000 on construction and land loans, $100,000 on home equity and lines of credit and $2.3 million on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reasons for the charge-offs in the six months ended June 30, 2014 were the cash flow analysis that we completed on non-collateral based impaired loans and the reduced appraisals that we received on collateral-based impaired loans we were monitoring.  The charge-offs during this period are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

During the six months ended June 30, 2013, the Company charged off $2.3 million in loans, which included $159,000 on one- to four-family loans, $947,000 on commercial real estate loans, $37,000 on construction and land loans, $150,000 on home equity and lines of credit, $1.0 million on commercial loans, and $7,000 on consumer loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the six months ended June 30, 2013 were the reduced appraisals that we received on impaired loans we were monitoring.  The charge-offs during this period are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

Based on our evaluation of the above factors, we recorded a provision for loan losses of $548,000 for the six months ended June 30, 2014 and a provision for loan losses of $2.7 million for the six months ended June 30, 2013.  The allowance for loan losses was $5.1 million, or 1.85% of total loans, at June 30, 2014, compared to $4.6 million, or 1.54% of total loans, at June 30, 2013.  Our balance of loans we evaluated individually for impairment was $20.7 million at June 30, 2014 and $25.3 million at December 31, 2013.  At June 30, 2014, December 31, 2013 and June 30, 2013, we maintained unallocated allowances for loan losses of $1.8 million, $750,000 and $1.5 million respectively.  The main reason for the increase in the unallocated portion of the allowance for loan losses is the amount of recoveries we received on loans that were previously charged off against earnings.  The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Company-specific, industry-wide reluctance and a regulatory reluctance to reduce allowances at this time.  The Company believes that the amount of provision in 2014 and the resulting allowance at June 30, 2014, are appropriate given the continuing level of risk in the loan portfolio, including the overall level of non-performing loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at June 30, 2014 and 2013.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $1.3 million for the six months ended June 30, 2014 and $1.9 million for the six months ended June 30, 2013.  Fees and service charges on deposit accounts decreased by $34,000 to $567,000 for the six months ended June 30, 2014 from $601,000 for the six months ended June 30, 2013.  For the six months ended June 30, 2014, there was a net gain on the sale and call of investment securities in the amount of $496,000 compared to a net gain of $1.1 million for the six months ended June 30, 2013.  Earnings on bank owned life insurance totaled $211,000 for the six months ended June 30, 2014 and $218,000 for the six months ended June 30, 2013.

Non-interest Expense.  Non-interest expense decreased $744,000 to $6.5 million for the six months ended June 30, 2014 from $7.3 million for the six months ended June 30, 2013.  Compensation and benefits expense decreased by $489,000 to $2.9 million for the six months ended June 30, 2014 from $3.4 million for the six months ended June 30, 2013.  The decrease in compensation and benefit expense was due to the elimination of director fees for the six months ended June 30, 2014 as the director’s suspended payment of their fees.  The decline was also due to reduced employee hours as branch staffing was matched to customer activity for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, and reduced ESOP and stock-based compensation expense.  Occupancy and equipment expense increased $58,000 to $844,000 for the six months ended June 30, 2014 from $786,000 for the six months ended June 30, 2013.  Federal deposit insurance premiums increased $40,000 to $363,000 for the six months ended June 30, 2014 from $323,000 for the six months ended June 30, 2013 due to increased premiums.  Data processing fees increased by $31,000 to $516,000 for the six months ended June 30, 2014 from $485,000 for the six months ended June 30, 2013. This increase was due to costs associated with item processing.  Professional fees increased $12,000 to $651,000 for the six months ended June 30, 2014 from $639,000 for the six months ended June 30, 2013.  Net real estate owned expense decreased $210,000 to $550,000 for the six months ended June 30, 2014 from $760,000 for the six months ended June 30, 2013 due to reduced allowances for REO properties and reduced REO expenses.

Income Tax Benefit. We recorded an income tax expense of $263,000 for the six months ended June 30, 2014, compared to an income tax benefit of $417,000 for the six months ended June 30, 2013.  The effective tax rates are 31.0% and (46.3%), respectively.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $7.0 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $238.5 million at June 30, 2014.  In addition, at June 30, 2014, we had the ability to borrow a total of $165.2 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, there were $9.8 million in Federal Home Loan Bank advances outstanding.

At June 30, 2014, loan commitments outstanding totaled $10.0 million. In addition to commitments to originate loans, we had $21.2 million in unadvanced funds to borrowers.  Total certificates of deposit due within one year of June 30, 2014 totaled $53.8 million.  Total certificates of deposit due within one year of June 30, 2014 represent 11.3% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the six months ended June 30, 2014, we originated $28.4 million of loans and purchased $62.9 million of securities.  For the six months ended June 30, 2013, we originated $30.1 million of loans and purchased $112.0 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease of $46.5 million and a net decrease of $26.5 million in total deposits for the six months ended June 30, 2014 and 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

There were $9.8 million in Federal Home Loan Bank short-term borrowings outstanding at June 30, 2014.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

The Company is not engaged in any legal proceedings of a material nature at June 30, 2014. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company does not have any stock repurchase programs active as of June 30, 2014.

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

COLONIAL FINANCIAL SERVICES, INC.
Registrant

Date: August 14, 2014	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By: /s/ L. Joseph Stella, III, CPA, CGMA
L. Joseph Stella, III, CPA, CGMA
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

