Form 10-Q
period 2014-09-30
Colonial Financial Services, Inc.
filed 2014-11-03
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to  __________________

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

As of November 3, 2014, 3,860,209 shares of common stock, par value $0.01 per share

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30, 2014	December 31, 2013

	(Dollars in thousands, except per share data)
Assets
Cash and amounts due from banks	$8,388	$23,404
Investment securities available for sale	235,395	227,126
Investment securities held to maturity (fair value at September 30, 2014 - $0; at December 31, 2013 - $17,882)	-	17,291
Loans receivable, net of allowance for loan losses of $4,417 at September 30, 2014 and $5,853 at December 31, 2013	271,555	276,154
Real estate owned, net	3,223	3,258
Federal Home Loan Bank stock, at cost	938	702
Office properties and equipment, net	7,536	7,825
Bank-owned life insurance	14,926	14,607
Accrued interest receivable	1,381	1,530
Other assets	9,367	11,260
Total Assets	$552,709	$583,157

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$46,585	$42,739
Interest-bearing	431,276	479,288
Total deposits	477,861	522,027
Federal Home Loan Bank short-term borrowings	9,670	-
Advances from borrowers for taxes and insurance	1,101	831
Accrued interest payable and other liabilities	1,266	1,136
Total Liabilities	489,898	523,994

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	-	-
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,860,209 shares at September 30, 2014 and 3,853,058 shares at December 31, 2013	39	39
Additional paid-in capital	37,441	37,289
Unearned shares held by Employee Stock Ownership Plan (“ESOP”)	(1,170)	(1,170)
Retained earnings	27,897	27,482
Accumulated other comprehensive loss	(1,396)	(4,477)
Total Stockholders’ Equity	62,811	59,163
Total Liabilities and Stockholders’ Equity	$552,709	$583,157

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$2,978	$3,370	$9,087	$10,350
Mortgage-backed securities	405	489	1,256	1,540
Investment securities: Taxable	362	514	1,261	1,557
Investment securities: Tax-exempt	37	114	170	353
Total Interest Income	3,782	4,487	11,774	13,800

Interest Expense
Deposits	646	892	1,993	3,003
Borrowings	8	15	16	27
Total Interest Expense	654	907	2,009	3,030
Net Interest Income	3,128	3,580	9,765	10,770

Provision (CREDIT) for Loan Losses	(258)	2,831	290	5,540
Net Interest Income after Provision (Credit)for Loan Losses	3,386	749	9,475	5,230

Non-Interest Income
Fees and service charges	286	303	853	904
Net gain on sales and calls of investment securities	4	4	500	1,064
Earnings on bank-owned life insurance	108	112	319	330
Other	9	10	33	32
Total Non-Interest Income	407	429	1,705	2,330

Non-Interest Expenses
Compensation and benefits	1,411	1,802	4,297	5,177
Occupancy and equipment	394	416	1,238	1,202
Data processing	257	235	773	720
FDIC insurance premium	178	211	541	534
Office supplies	23	38	70	116
Professional fees	242	290	893	929
Advertising and promotions	15	35	41	91
Real estate owned, net	358	429	908	1,189
Merger-related	470	-	470	-
Other	331	367	986	1,147
Total Non-Interest Expenses	3,679	3,823	10,217	11,105
Income (Loss) before Income Tax Expense (Benefit)	114	(2,645)	963	(3,545)

Income Tax Expense (Benefit)	285	(697)	548	(1,114)
Net Income (Loss)	$(171)	$(1,948)	$415	$(2,431)

Per Share Data (See Note 3):
Earnings (Loss) per share – basic	$(0.05)	$(0.52)	$0.11	$(0.65)
Earnings (Loss) per share – diluted	$(0.05)	$(0.52)	$0.11	$(0.65)
Weighted average number of shares outstanding – basic	3,746,860	3,719,643	3,746,739	3,719,789
Weighted average number of shares outstanding – diluted	3,746,860	3,719,643	3,750,137	3,719,789

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Dollars in thousands)

Net income (loss)	$(171)	$(1,948)	$415	$(2,431)

Other Comprehensive Income (loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2014, $(81) and $1,434; 2013, $136 and $(2,500)	(124)	215	2,920	(4,678)
Unrealized gain on securities transferred from the held-to-maturity category into the available-for-sale category net of tax expense – 2014, $0 and $306; 2013, $0 and $0	-	-	461	-
Less reclassification adjustment for net realized gain on sale of securities included in net income (loss) net of tax expense – 2014, $2 and $200; 2013, $1 and $425 (1)	(2)	(3)	(300)	(639)
Total Other Comprehensive Income (loss)	(126)	212	3,081	(5,317)

Comprehensive Income (loss)	$(297)	$(1,736)	$3,496	$(7,748)

(1)
Gross amounts are included in Net gain on sales and calls of investment securities in the Consolidated Statements of Operations as a separate element within Total Non-Interest Income.  Tax expense amounts are included in Income Tax Expense (Benefit) in the Consolidated Statements of Operations.

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
	(Dollars in thousands)
Balance, January 1, 2014	3,853,058	$39	$37,289	$(1,170)	$27,482	$(4,477)	$59,163

Net income	-	-	-	-	415	-	415

Other comprehensive income	-	-	-	-	-	3,081	3,081

Stock-based compensation expense (restricted stock awards)	7,082	-	62	-	-	-	62

Stock-based compensation expense (stock options)	69	-	90	-	-	-	90
Balance, September 30, 2014	3,860,209	$39	$37,441	$(1,170)	$27,897	$(1,396)	$62,811

Balance, January 1, 2013	3,852,791	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	-	(2,431)	-	(2,431)
Other comprehensive loss	-	-	-	-	-	(5,317)	(5,317)

Repurchase and retirement of common stock	(10,000)	-	(134)	-	-	-	(134)
Stock-based compensation expense (restricted stock awards)	10,267	-	59	-	-	-	59

Stock-based compensation expense (stock options)	-	-	87	-	-	-	87
Balance, September 30, 2013	3,853,058	$39	$37,167	$(1,378)	$26,876	$(2,403)	$60,301

See notes to unaudited consolidated financial statements.

Colonial Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$415	$(2,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	290	5,540
Depreciation expense	399	426
Stock-based compensation expense	152	146
Net earnings on bank-owned life insurance	(319)	(330)
Net (accretion) amortization of loan fees	(337)	260
Net gain on sales and calls of investment securities	(500)	(1,064)
Net gain on the sale of real estate owned	(61)	(149)
Provision for real estate owned	585	1,073
Accretion of discount on investment securities, net	(321)	(183)
Decrease in accrued interest receivable	149	91
Decrease (increase) in other assets	1,893	(2,972)
Increase in accrued interest payable and other liabilities	130	478
Net cash provided by operating activities	2,475	885
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available-for-sale	48,299	5,996
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available-for-sale	-	13,075
Proceeds from calls and maturities of:
Investment securities held to maturity (HTM)	7,299	21,126
Investment securities available for sale (AFS)	13,815	39,049
Purchase of:
Investment securities HTM	-	(15,625)
Investment securities AFS	(18,102)	(61,309)
Mortgage-backed securities and collateralized mortgage obligations AFS	(52,345)	(36,609)
Purchase of office properties and equipment	(110)	(188)
Principal repayments from:
Investment securities	539	2,870
Mortgage-backed securities and collateralized mortgage obligations	13,419	24,611
Net increase in Federal Home Loan Bank stock	(236)	(323)
Proceeds from the sale of real estate owned	640	1,085
Net decrease in loans receivable	3,517	6,185
Net cash provided by (used in) investing activities	16,735	(57)
Cash Flows from Financing Activities:
Net decrease in deposits	(44,166)	(26,778)
Proceeds from Federal Home Loan Bank short-term borrowings	9,670	8,410
Increase in advances from borrowers for taxes and insurance	270	266
Common stock repurchased and retired	-	(134)
Net cash used in financing activities	(34,226)	(18,236)
Decrease in cash and cash equivalents	(15,016)	(17,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,404	26,418
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,388	$9,010

Supplemental Cash Flow Disclosures:
Cash paid:
Interest	$2,012	$3,039
Income taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$1,129	$810
Transfer of held-to-maturity securities to available-for-sale	$9,989	$-

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

The Bank has established a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to hold foreclosed real estate (the “Operating Subsidiary”).  A Delaware corporation, COBK Investments, LLC, whose purpose was to invest in and mange securities, was dissolved in August 2014.

The consolidated financial statements include the accounts of the Company, the Bank and the Operating Subsidiary.  All material intercompany transactions and balances have been eliminated.  The Company prepares its financial statements on the accrual basis and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) as set by the Financial Accounting Standards Board (“FASB”).  The unaudited information furnished herein reflects all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  They do not include all of the information and footnotes required by US GAAP for complete financial statements.  Operating results for the three and nine months ended September 30, 2014 (unaudited) are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period.  The balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of other-than-temporary impairment of investment securities, our ability to realize deferred tax assets, and measurements of fair value.

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

In May 2014, the FASB issued ASU, 2014-09, “Revenue from Contracts with Customers”, which supersedes nearly all exiting revenue recognition guidance under U. S. GAAP.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U. S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU, 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

In August 2014, the FASB issued ASU, 2014-14, “Receivables-Troubled Debt Restructurings by Creditors, Classification of Certain Government-guaranteed Mortgage Loans upon Foreclosure.”  The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company does not expect the adoption of this FASB ASU to have a material impact on the consolidated financial statements.

3.	Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS.  Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented.  Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”).  CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards.  CSEs which are considered antidilutive are not included for the purposes of this calculation. There are no convertible securities which would affect the net income (numerator) in calculating basic and diluted earnings per share; therefore, for these calculations, the net income (loss) for the three months ended September 30, 2014 and 2013 is $(171,000) and $(1,948,000), respectively.  Net income (loss) for the nine months ended September 30, 2014 and 2013 is $415,000 and $(2,431,000), respectively.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At September 30, 2014 and 2013, there were 115,283 and 346,175 anti-dilutive options and awards excluded from the computation of diluted earnings per share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(171,000)	$(1,948,000)	$415,000	$(2,431,000)

Weighted average common shares issued	3,860,190	3,853,058	3,860,069	3,853,204
Average unearned ESOP shares	(113,330)	(133,415)	(113,330)	(133,415)
Weighted average common shares outstanding-basic	3,746,860	3,719,643	3,746,739	3,719,789
Effect of dilutive non-vested shares and stock options outstanding	-	-	3,398	-
Weighted average common shares outstanding-diluted	3,746,860	3,719,643	3,750,137	3,719,789
Basic income (loss) per share	$(0.05)	$(0.52)	$0.11	$(0.65)
Diluted income (loss) per share	$(0.05)	$(0.52)	$0.11	$(0.65)

4.            Stock-Based Compensation

At September 30, 2014, the Company has two share-based compensation plans under which grants have been made, the 2006 Stock-Based Incentive Plan (the “2006 Plan”) and the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2006 Plan, the total number of shares that could be granted as awards was 83,300 and the total amount of shares that could be granted as options was 208,247.  Under the 2011 Plan, the total number of shares that could be granted as awards was 91,800 and the total amount of shares that could be granted as options was 229,500.

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

On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per share and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  For the three and nine months ended September 30, 2014, $20,000 and $62,000 in compensation expense was recognized in regard to the time-based restricted stock awards, with a related tax benefit of $7,000 and $21,000, respectively.  For the three and nine months ended September 30, 2014, there was no expense recorded for the performance-based awards.  For the three and nine months ended September 30, 2013, $(4,000) and $54,000 in compensation expense was recognized in regard to these restricted stock awards, with a related tax benefit of $0 and $18,000, respectively.  The negative amount was due to reversing the previously recognized expense for awards that were forfeited during the quarter.  For the three and nine months ended September 30, 2013, there was no expense recorded for the performance-based awards.  As of September 30, 2014, there was $427,000 of unrecognized compensation expense related to the restricted stock awards which is expected to be recognized over a period of 2.25 years.

A summary of the status of the shares under the two Plans as of September 30, 2014 and changes during the three and nine months ended September 30, 2014 are presented below.

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
Award Shares	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Restricted, beginning of period	39,214	$12.46	52,832	$12.46
Granted	-	-	-	-
Forfeitures	-	-	6,536	12.46
Vested	-	-	7,082	12.43
Restricted stock, end of period	39,214	$12.46	39,214	$12.46

On October 19, 2006, for the 2006 Plan, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded fully vested in October 2011 and expire in 2016.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The calculated fair value of options granted in 2006 was $4.03 per option.  The weighted average contractual term of options outstanding and exercisable was 2.00 years at September 30, 2014 and 3.00 years at September 30, 2013.  The total expense and related tax effect has been fully recorded for these options.

On January 20, 2011, for the 2006 Plan, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years, and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 6.25 years at September 30, 2014 and 7.25 years at September 30, 2013.  The total expense and related tax effect has been fully recorded for these options.   Stock-based compensation expense related to stock options awarded in 2011 for the three and nine months ended September 30, 2013, was $(1,000) and $5,000 with a related tax benefit of $0 and $2,000, respectively.  The negative amount was due to reversing the previously recognized expense for options that were forfeited during the quarter.

On January 2, 2012, for the 2011 Plan, options to purchase 194,600 shares of common stock at $12.46 were awarded.  The options awarded vest 20% annually beginning January 20, 2013 and expire in 2022.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years, and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 7.25 years at September 30, 2014.  Stock-based compensation expense related to stock options granted in 2012 for the three and nine months ended September 30, 2014, was $30,000 and $90,000 with a related tax benefit of $10,000 and $30,000, respectively.  For the three and nine months ended September 30, 2013, there was $(3,000) and $82,000 with a related tax benefit of $0 and $28,000 of stock based compensation expense, respectively.  The negative amount was due to reversing the previously recognized expense for options that were forfeited during the quarter.  As of September 30, 2014, there was approximately $272,000 of unrecognized compensation cost related to unvested stock options granted in 2012.  The cost will be recognized in a straight line method over a period of 2.25 years.

A summary of the status of the Company’s stock options under the two plans as of September 30, 2014 and changes during the three and nine months ended September 30, 2014 are presented below.

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	279,343	$12.87	291,343	$12.87
Granted	-	-	-	-
Exercised	2,295	12.46	2,295	12.46
Forfeitures	18,451	12.95	30,451	12.95
Options outstanding, end of period	258,597	$12.86	258,597	$12.86
Exercisable at end of period	175,107	$13.01	175,107	$13.01

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statements of Financial Condition.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.  The compensation expense is recorded on a monthly basis.  The Company’s contribution expense for the ESOP was $65,000 and $183,000 for the three and nine months ended September 30, 2014 and $71,000 and $206,000 for the three and nine months ended September 30, 2013, respectively.

The following table presents the components of the ESOP shares:

	September 30, 2014	September 30, 2013
Shares released for allocation	134,869	114,784
Unreleased shares	113,330	133,415
Total ESOP shares	248,199	248,199

5.            Contingent Liabilities and Guarantees

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit that are not reflected in the accompanying financial statements.  No material losses are anticipated as a result of those transactions on either a completed or uncompleted basis. The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risks involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Company generally holds collateral and/or personal guarantees supporting those commitments.  The Company had $3.2 million of standby letters of credit outstanding as of September 30, 2014.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.

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

6.           Investment Securities

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
September 30, 2014
U. S. Government obligations	$97,301	$21	$(2,076)	$95,246
Corporate debt obligations	-	-	-	-
Mutual fund	851	41	-	892
Municipal debt obligations	7,168	140	(30)	7,278
SBA pools	15,278	30	(66)	15,242
Government-sponsored enterprise (“GSE”) mortgage-backed securities	56,662	892	(96)	57,458
GSE collateralized mortgage obligations	60,459	179	(1,359)	59,279
	$237,719	$1,303	$(3,627)	$235,395

December 31, 2013
U. S. Government obligations	$141,836	$16	$(5,069)	$136,783
Corporate debt obligations	4,493	12	(4)	4,501
Mutual fund	903	42	-	945
Municipal debt obligations	6,828	35	(144)	6,719
SBA pools	1,097	-	(4)	1,093
GSE mortgage-backed securities	14,794	752	(83)	15,463
GSE collateralized mortgage obligations	64,120	190	(2,688)	61,622
	$234,071	$1,047	$(7,992)	$227,126

Held to Maturity:
December 31, 2013
Corporate debt obligations	$1,193	$203	$-	$1,396
Municipal debt obligations	15,910	368	-	16,278
GSE mortgage-backed securities	188	20	-	208
	$17,291	$591	$-	$17,882

The Company had no investment securities classified as held-to-maturity at September 30, 2014.

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

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at September 30, 2014 and December 31, 2013 have been issued by U. S. government agencies or government sponsored enterprises and the collateral is predominantly one- to four-family mortgages.

The amortized cost and estimated fair value of investment securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$851	$892
Due after one year through five years	49,125	48,624
Due after five years through ten years	55,533	54,089
Due thereafter	15,089	15,053
Sub-total	120,598	118,658
GSE mortgage-backed securities and GSE collateralized mortgage obligations	117,121	116,737
Total	$237,719	$235,395

At September 30, 2014 and December 31, 2013, $134.6 million and $139.0 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross realized gains on available-for-sale securities totaled $718,000 while gross realized losses on available-for-sale securities totaled $218,000, for the nine months ended September 30, 2014.  There were no gross realized gains or losses on held-to-maturity securities for the nine months ended September 30, 2014.

Gross realized gains on available-for-sale securities totaled $4,000 while gross realized losses on available-for-sale securities totaled $0, for the three months ended September 30, 2014.

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

The following table shows the Company’s available-for-sale investment securities gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At September 30, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$45,145	$811	$45,089	$1,265	$90,234	$2,076
Corporate debt obligations	-	-	-	-	-	-
Municipal debt obligations	205	1	1,518	29	1,723	30
SBA pools	4,506	66	-	-	4,506	66
GSE mortgage-backed securities	23,095	95	98	1	23,193	96
GSE collateralized mortgage obligations	9,404	133	32,742	1,226	42,146	1,359
Total	$82,355	$1,106	$79,447	$2,521	$161,802	$3,627

At December 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. government obligations	$126,055	$4,590	$8,006	$479	$134,061	$5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
GSE mortgage-backed securities	1,629	82	33	1	1,662	83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

At September 30, 2014, there were 50 securities in the less-than-twelve-month category and 49 securities in the twelve-month-or-more category for the available-for-sale portfolio.  Included in the 50 securities in the less-than-twelve-month category are (a) 23 U.S government obligations, (b) eight collateralized mortgage obligations, (c) four SBA pools, (d) fourteen mortgage-backed securities and (e) one municipal debt obligation.  Included in the 49 securities in the twelve-month-or-more category are (a) 24 U.S government obligations, (b) 19 collateralized mortgage obligations, (c) one mortgage-backed security and (d) five municipal debt obligations.

At December 31, 2013, there were 120 securities in the less-than-twelve-months category and eight securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 120 securities in the less-than-twelve months category for available-for-sale securities are (a) 68 U. S. government securities; (b) two corporate debt obligations of which one has been in a loss position for two months and one has been in a loss position for one month; (c) twelve municipal debt obligations, of which five have been in a loss position for eight months, five have been in a loss position for seven months and two of which have been in a loss position for two months; (d) three SBA pools, two of which have been in a loss position for 10 months and one has been in a loss position for one month; (e) two mortgage-backed securities, one of which has been in a loss position for eight months and one of which has been in a loss position for five months and (f) 33 collateralized mortgage obligations.  Included in the eight securities in the twelve-months-or-more category are (a) four U. S. government securities; (b) two municipal debt obligations; (c) one mortgage-backed security and (d) one collateralized mortgage obligation.

At December 31, 2013, there were no held to maturity investments in an unrealized loss position.

The Company’s investment in U. S. Government agency securities and SBA loan pools consist of debt obligations of government sponsored enterprises (“GSE”) and pools of loans from the Small Business Administration.  All principal and interest payments are current in regards to the investments.  The contractual cash flows of these investments are guaranteed by an agency of the United States government.  The change in market value is attributable to current interest rate levels relative to the Company’s cost and not credit quality.  As the change in market value is attributable to changes in interest rates and not necessarily underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014.

The Company’s investment in municipal bonds consists of general obligations and revenue obligations of municipalities in the United States and bond anticipation notes of entities located in New Jersey.  The change in market value is attributable to the changes in interest rates relative to the Company’s cost and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014.

The Company’s investment in mortgage-backed securities and collateralized mortgage obligations consists of GSE securities.  The change in market value is attributable to changes in interest rates and widening credit spreads, and not due to underlying credit deterioration.  The contractual cash flows for the investments are performing as expected.  As the change in market value is attributable to changes in interest rates and credit spread and not underlying credit deterioration, and because the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before recovery occurs, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2014.

7.            Loans and Allowance for Loan Losses

The components of loans at September 30, 2014 and December 31, 2013 are as follows:

	At September 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family	$153,276	55.4%	$149,726	52.9%
Multi-family	4,154	1.5	284	0.1
Commercial	63,421	23.0	79,601	28.1
Construction and land	7,309	2.6	8,665	3.1
Home equity loans and lines of credit	25,011	9.1	26,442	9.4
Commercial	21,276	7.7	17,302	6.1
Consumer	2,035	0.7	834	0.3
Total loans receivable	$276,482	100.0%	$282,854	100.0%
Deferred loan fees	(510)		(847)
Allowance for loan losses	(4,417)		(5,853)
Total loans receivable, net	$271,555		$276,154

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

Our board of directors grants lending authority to our Board Loan Committee, Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.  The Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Management Loan Committee may approve secured loans in amounts up to $750,000, and unsecured loans in amounts up to $300,000 with an aggregate exposure not to exceed $1.5 million.  The Board Loan Committee may approve secured and unsecured loans in amounts up to the legal lending limit provided that unanimous approval is obtained.  If unanimous approval is not obtained, the request must go to the full Board.

When a loan is more than 10 days delinquent, we generally send a computer-generated notice of delinquency to the borrower to remit the delinquent payment or contact the Bank.  When the computer-generated notice does not cause the loan to be brought current, a telephone call is the next step in the process.  If payments are not received within 30 days of the original due date, a letter demanding payment of all arrearages is sent and contact efforts are continued.    By the 36th day of delinquency, good faith efforts to establish live contact with the borrower is made to inform them that loss mitigation options may be available.  In addition, written notice with information about loss mitigation options is provided to the borrower by the 45th day of delinquency.  If payment is not received within 60 days of the due date, we accelerate loans and demand payment in full.  Failure to pay within 90 days of the original due date may result in legal action, notwithstanding ongoing collection efforts. Unsecured consumer loans are charged-off when they are between 90 to 120 days delinquent.  For commercial loans, procedures with respect to demand letters and legal action may vary depending upon individual circumstances.

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

The following table sets forth the activity in the allowance for loan losses and the related recorded investment in loans receivable by portfolio class at and for the three and nine months ended September 30, 2014 (in thousands):

	Real Estate
	One-to four- family	Multi- family	Commer- cial	Con- struction and land	Home equity and credit lines	Commer- cial	Con- sumer	Unallo- cated	Total
Allowance for loan losses for the three months ended September 30, 2014:
Beginning balance	$1,270	$40	$524	$105	$280	$1,025	$20	$1,800	$5,064
Charge-offs	(279)	-	(54)	-	-	(101)	-	-	(434)
Recoveries	5	-	6	-	30	4	-	-	45
Provision (Credit)	(356)	10	(210)	(29)	(134)	869	67	(475)	(258)
Ending balance	$640	$50	$266	$76	$176	$1,797	$87	$1,325	$4,417

Allowance for loan losses for the nine months ended September 30, 2014:
Beginning balance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853
Charge-offs	(470)	-	(199)	(76)	(100)	(2,388)	-	-	(3,233)
Recoveries	69	-	909	-	30	445	54	-	1,507
Provision	(609)	47	(1,666)	62	(29)	1,897	13	575	290
Ending balance	$640	$50	$266	$76	$176	$1,797	$87	$1,325	$4,417

Allowance ending balance:
Related to loans individually evaluated for impairment	$79	$-	$-	$-	$36	$-	$-	$-	$115
Related to loans collectively evaluated for impairment	561	50	266	76	140	1,797	87	1,325	4,302
Total balance	$640	$50	$266	$76	$176	$1,797	$87	$1,325	$4,417

Loans receivable:
individually evaluated for impairment	$9,387	$-	$2,888	$3,106	$984	$989	$-	$-	$17,354
collectively evaluated for impairment	143,889	4,154	60,533	4,203	24,027	20,287	2,035	-	259,128
Ending balance	$153,276	$4,154	$63,421	$7,309	$25,011	$21,276	$2,035	$-	$276,482

The following table sets forth the activity in the allowance for loan losses by portfolio class for the three and nine months ended September 30, 2013 (in thousands):

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

The following tables present the classes of the loan portfolio summarized by the classification rating with the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013:

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$138,867	$8,708	$-	$5,701	$-	$153,276
Multi-family	4,154	-	-	-	-	4,154
Commercial	41,756	16,368	836	4,461	-	63,421
Construction and land	6,247	-	-	1,062	-	7,309
Home equity and credit lines	23,013	976	-	1,022	-	25,011
Commercial	18,042	2,245	-	989	-	21,276
Consumer	780	89	1,166	-	-	2,035
Total	$232,859	$28,386	$2,002	$13,235	$-	$276,482

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Real estate loans:
One- to four-family	$130,862	$7,712	$1,783	$9,369	$-	$149,726
Multi-family	-	284	-	-	-	284
Commercial	45,181	22,851	3,739	7,830	-	79,601
Construction and land	4,060	1,140	-	3,465	-	8,665
Home equity and credit lines	24,891	597	108	846	-	26,442
Commercial	9,325	1,519	3,674	340	2,444	17,302
Consumer	731	83	20	-	-	834
Total	$215,050	$34,186	$9,324	$21,850	$2,444	$282,854

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Recorded investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Real estate loans:
One- to four-family	$3,217	$3,522	$79	$2,728	$2,870	$210
Multi-family	-	-	-	-	-	-
Commercial	-	-	-	66	66	9
Construction and land	-	-	-	-	-	-
Home equity and credit lines	148	157	36	60	61	8
Commercial	-	-	-	2,784	3,178	1,550
Consumer	-	-	-	-	-	-
	$3,365	$3,679	$115	$5,638	$6,175	$1,777

With no related allowance recorded:
Real estate loans:
One- to four-family	$6,170	$7,537	$-	$6,205	$7,297	$-
Multi-family	-	-	-	-	-	-
Commercial	2,888	3,107	-	9,386	12,709	-
Construction and land	3,106	3,183	-	3,323	3,325	-
Home equity and credit lines	836	1,064	-	718	946	-
Commercial	989	2,316	-	-	-	-
Consumer	-	-	-	-	3	-
	$13,989	$17,207	$-	$19,632	$24,280	$-

Total
Real estate loans:
One- to four-family	$9,387	$11,059	$79	$8,933	$10,167	$210
Multi-family	-	-	-	-	-	-
Commercial	2,888	3,107	-	9,452	12,775	9
Construction and land	3,106	3,183	-	3,323	3,325	-
Home equity and credit lines	984	1,221	36	778	1,007	8
Commercial	989	2,316	-	2,784	3,178	1,550
Consumer	-	-	-	-	3	-
	$17,354	$20,886	$115	$25,270	$30,455	$1,777

The following table presents additional information regarding the Company’s impaired loans for the nine months ended September 30, 2014 and September 30, 2013:

For the Nine months ended:	September 30, 2014		September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$3,171	$52	$2,393	$57
Multi-family	-	-	-	-
Commercial	-	3	2,253	30
Construction and land	-	-	1,612	12
Home equity and credit lines	145	1	147	3
Commercial	-	46	474	3
Consumer	-	-	-	-
	$3,316	$102	$6,879	$105

With no related allowance recorded:
Real estate loans:
One-to four-family	$6,369	$109	$6,225	$157
Multi-family	-	-	-	-
Commercial	2,965	109	9,108	303
Construction and land	3,155	36	1,901	25
Home equity and credit lines	889	7	603	21
Commercial	1,148	19	2,512	42
Consumer	-	-	2	-
	$14,526	$280	$20,351	$548

Total
Real estate loans:
One-to four-family	$9,540	$161	$8,618	$214
Multi-family	-	-	-	-
Commercial	2,965	112	11,361	333
Construction and land	3,155	36	3,513	37
Home equity and credit lines	1,034	8	750	24
Commercial	1,148	65	2,986	45
Consumer	-	-	2	-
	$17,842	$382	$27,230	$653

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $426,000 and $328,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents additional information regarding the Company’s impaired loans for the three months ended September 30, 2014 and September 30, 2013:

For the Three Months Ended:	September 30, 2014		September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment	Interest Income Recognized While Impaired

With an allowance recorded:
Real estate loans:
One-to four-family	$3,303	$15	$2,375	$27
Multi-family	-	-	-	-
Commercial	-	-	2,238	28
Construction and land	-	-	1,612	12
Home equity and credit lines	158	-	146	3
Commercial	-	-	464	3
Consumer	-	-	-	-
	$3,461	$15	$6,835	$73

With no related allowance recorded:
Real estate loans:
One-to four-family	$6,439	$25	$6,155	$63
Multi-family	-	-	-	-
Commercial	2,942	27	8,998	139
Construction and land	3,121	12	1,826	-
Home equity and credit lines	888	-	597	10
Commercial	1,127	-	2,486	14
Consumer	-	-	2	-
	$14,517	$64	$20,064	$226

Total
Real estate loans:
One-to four-family	$9,742	$40	$8,530	$90
Multi-family	-	-	-	-
Commercial	2,942	27	11,236	161
Construction and land	3,121	12	3,438	12
Home equity and credit lines	1,046	-	743	13
Commercial	1,127	-	2,950	17
Consumer	-	-	2	-
	$17,978	$79	$26,899	$299

If these loans made all the required principal and interest payments under their original contractual rate or the restructured rate, interest income on such loans would have increased by approximately $136,000 and $59,000 for the three months ended September 30, 2014 and 2013, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the past due status at the dates indicated.

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At September 30, 2014
Real estate loans:
One- to four-family	$-	$1,047	$3,086	$4,133	$149,143	$153,276	$-
Multi-family	-	-	-	-	4,154	4,154	-
Commercial	-	-	201	201	63,220	63,421	-
Construction and land	-	-	-	-	7,309	7,309	-
Home equity loans and lines of credit	56	18	484	558	24,453	25,011	-
Commercial	998	-	-	998	20,278	21,276	-
Consumer and other	-	-	-	-	2,035	2,035	-
Total	$1,054	$1,065	$3,771	$5,890	$270,592	$276,482	$-

	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
	(In thousands)
At December 31, 2013
Real estate loans:
One- to four-family	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726	$-
Multi-family	-	-	-	-	284	284	-
Commercial	62	403	1,054	1,519	78,082	79,601	-
Construction and land	-	-	-	-	8,665	8,665	-
Home equity loans and lines of credit	356	15	464	835	25,607	26,442	-
Commercial	-	340	-	340	16,962	17,302	-
Consumer and other	-	-	-	-	834	834	-
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854	$-

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

Non-performing assets at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$5,667	$5,162
Multi-family	-	-
Commercial	748	5,215
Construction and land	1,062	1,233
Home equity loans and lines of credit	940	715
Commercial	989	1,235
Consumer	-	-
Total non-accrual loans	9,406	13,560

Accruing loans 90 days or more past due:
All loans	$-	$-

Total non-performing loans	$9,406	$13,560

Real estate owned	3,223	3,258

Total non-performing assets	$12,629	$16,818

Ratios:
Total non-performing loans to total loans	3.40%	4.79%
Total non-performing loans to total assets	1.70%	2.33%
Total non-performing assets to total assets	2.28%	2.88%

At September 30, 2014, the non-accrual loans consisted of 49 one- to four-family real estate loans, five commercial real estate loans, two construction and land loans, 15 home equity loans, and one commercial loan.  Included in non-accrual loans are 14 troubled debt restructurings in the amount of $3.3 million.  The Company had 13 properties in real estate owned totaling $3.2 million consisting of five one- to four-family dwelling units, three non-residential properties and five parcels which had secured construction and land loans.  Included in real estate owned at September 30, 2014 and December 31, 2013 are three possible branch locations in the amount of $2.4 million that were transferred from office properties and equipment during 2012.

At September 30, 2014, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Company had 27 loans totaling $7.8 million that were considered troubled debt restructurings and classified as impaired.  Twenty-three of the troubled debt restructurings (TDRs) are one- to four-family real estate loans with a net loan balance of $3.6 million, two of the TDRs are commercial real estate loans with a net loan balance of $2.1 million, one of the TDRs is a construction and land loan with a net loan balance of $2.0 million, and one of the TDRs is a home equity loan with a net loan balance of $45,000.

The following table summarizes information in regards to troubled debt restructurings for the three months ended September 30, 2014 and 2013 (of which there were none)

September 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$115	$115
Total	1	$115	$115

The troubled debt that was restructured during the three months ended September 30, 2014 consisted of an interest rate modification and no debt was forgiven.

The following tables summarize information in regards to troubled debt restructurings for the nine months ended September 30, 2014 and 2013:

September 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	2	$258	$258
Total	2	$258	$258

September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	3	$458	$458
Total	3	$458	$458

All of the troubled debt that was restructured during the nine months ended September 30, 2014 and 2013 consisted of interest rate modifications and no debt was forgiven.

There were no troubled debt restructurings with a payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended September 30, 2014 and September 30, 2013.

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the nine months ended September 30, 2014 (of which there were none) and September 30, 2013:

That Subsequently Defaulted For the Nine months ended September 30, 2013	Number of contracts	Recorded Investment
	(Dollars in thousands)
One-to-four family	1	$111
Commercial	2	2,982
Total	3	$3,093

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses.  These potential incremental losses have been factored into our overall allowance for loan losses estimate.

8.            Deposits

Deposit accounts, by type, at September 30, 2014 and December 31, 2013 are summarized as follows:

	At September 30, 2014			At December 31, 2013
	Balance	Percent	Wtd. Avg. Rate	Balance	Percent	Wtd. Avg. Rate
	(Dollars in thousands)

Deposit type:
Non-interest bearing demand	$46,585	9.75%	-%	$42,739	8.19%	-%
Savings	85,990	18.00	0.33	111,219	21.31	0.56
NOW accounts	153,018	32.02	0.41	152,279	29.17	0.42
Super NOW accounts	37,772	7.90	0.26	43,740	8.38	0.35
Money market deposit	52,979	11.09	0.30	63,811	12.22	0.40

Total transaction accounts	376,344	78.76	0.31	413,788	79.27	0.40

Certificates of deposit	101,517	21.24	1.41	108,239	20.73	1.45

Total deposits	$477,861	100.00%	0.54%	$522,027	100.00%	0.62%

9.	Federal Home Loan Bank Borrowings

The following table sets forth information concerning advances from the Federal Home Loan Bank (“FHLB”) of New York, at September 30, 2014 and December 31, 2013:

Maturity	Interest Rate	September 30, 2014	December 31, 2013
		(Dollars in thousands)
October 1, 2014	0.30%	$9,670	$-
		$9,670	$-

At September 30, 2014, the Bank had a borrowing capacity of 30% of assets, or $165.8 million, available from the FHLB of New York, of which $9.7 million was outstanding.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$95,246	$-	$95,246	$-
Mutual fund	892	892	-	-
Municipal debt obligations	7,278	-	7,278	-
SBA pools	15,242	-	15,242	-
GSE mortgage-backed securities	57,458	-	57,458	-
GSE collateralized mortgage obligations	59,279	-	59,279	-
Total investment securities available-for-sale	$235,395	$892	$234,503	$-

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(Dollars in thousands)
U. S. Government obligations	$136,783	$-	$136,783	$-
Corporate debt obligations	4,501	-	4,501	-
Mutual fund	945	945	-	-
Municipal debt obligations	6,719	-	6,719	-
SBA pools	1,093	-	1,093	-
GSE mortgage-backed securities	15,463	-	15,463	-
GSE collateralized mortgage obligations	61,622	-	61,622	-
Total investment securities available-for-sale	$227,126	$945	$226,181	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$10,201	$-	$-	$10,201
Real estate owned	$3,223	$-	$-	$3,223

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
Impaired loans	$13,531	$-	$-	$13,531
Real estate owned	$2,600	$-	$-	$2,600

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2014:

	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$10,201	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -35.0% (-30.0%)

Real estate owned	$3,223	Appraisal of collateral (1)	Liquidation expenses (2)	-10.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
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

The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at September 30, 2014 and December 31, 2013:

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

Impaired Loans (Generally Carried at Fair Value)
Impaired loans are those in which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At September 30, 2014 and December 31, 2013, the fair value consists of loan balances of $3.4 million and $5.6 million, respectively, net of valuation allowances of $115,000 and $1.8 million, respectively, and loan balances of $9.7 million and $14.0 million, respectively, net of partial charge-offs of $2.7 million and $4.3 million, respectively.

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

The carrying amount and estimated fair value of the Company’s financial assets and liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$8,388	$8,388	$-	$-	$8,388
Investment securities available-for-sale	235,395	892	234,503	-	235,395
Federal Home Loan Bank stock	938	938	-	-	938
Loans receivable, net	271,555	-	-	270,567	270,567
Accrued interest receivable	1,381	-	1,381	-	1,381

Financial liabilities:
Deposits	477,861	-	479,436	-	479,436
Federal Home Loan Bank short-term borrowings	9,670		9,670		9,670
Accrued interest payable	13	-	13	-	13

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

	December 31, 2013
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and amounts due from banks	$23,404	$23,404	$-	$-	$23,404
Investment securities available-for-sale	227,126	945	226,181	-	227,126
Corporate debt obligations held-to-maturity	1,193	-	1,396	-	1,396
Municipal debt obligations held-to-maturity	15,910	-	16,278	-	16,278
GSE mortgage-backed securities held-to-maturity	188	-	208	-	208
Federal Home Loan Bank stock	702	702	-	-	702
Loans receivable, net	276,154	-	-	276,861	276,861
Accrued interest receivable	1,530	-	1,530	-	1,530

Financial liabilities:
Deposits	522,027	-	524,104	-	524,104
Accrued interest payable	16	-	16	-	16

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

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

On May 30, 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of September 30, 2014, the Bank’s ratios for these items were 10.63%, 22.35% and 23.62%, respectively.

12.	Entry into a Material Definitive Agreement

On September 10, 2014, Colonial Financial Services, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and Cape Bancorp, Inc. (“Cape Bancorp”).  Pursuant to the Merger Agreement, the Company will merge with and into the Cape Bancorp, with Cape Bancorp as the surviving entity. Immediately thereafter, Colonial Bank, FSB, a federal thrift and the Company’s wholly owned subsidiary, will merge with and into Cape Bank, a New Jersey chartered savings bank, with Cape Bank as the surviving entity.

Under the terms of the Merger Agreement, 50% of the Company’s common shares will be converted into Cape Bancorp common stock and the remaining 50% will be exchanged for cash.  The Company’s stockholders will have the option to elect to receive either 1.412 shares of the Company’s common stock or $14.50 in cash for each common share of the Company, subject to proration to ensure that, in the aggregate, 50% of the Company’s common shares will be converted into Cape Bancorp stock. In the event that the Company’s consolidated net book value at the month-end prior to the closing date is less than $63.1 million, the cash consideration will be reduced by an amount as determined by a formula included in the Merger Agreement.

The transaction has been approved by the Boards of Directors of the Company and Cape Bancorp. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the Company’s stockholders.

The Merger Agreement includes customary representations, warranties and covenants of the Company and Cape Bancorp made to each other as of specific dates.  The Company has agreed to operate its business in the ordinary course consistent with past practice until the closing of the transaction and not to engage in certain kinds of transactions during such period (without the prior written consent of the Cape Bancorp).

The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions.

Through September 30, 2014, $470,000 in merger-related expenses have been incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about anticipated operating and financial performance, such as loan originations, operating efficiencies, loan sales, charge-offs and loan loss provision, growth opportunities, regulatory compliance, interest rates and deposit growth.  Words such as “may,” “could,” “should,” “would,” “will,” “will likely result,” “believe,” “expect,” “plan,” “will continue,” “is anticipated,” “estimate,” “intend,” “project,” and similar expressions are intended to identify these forward-looking statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings more than presently anticipated or projected.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U. S. Government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality and composition of our loan or investment portfolios, demand for our loan products, deposit flows, competitive products and pricing, demand for financial services in our market area, changes in real estate values in our area, and changes in relevant accounting principles and guidelines.  Additional factors that could affect our results may be discussed in our Form 10-K for the year ended December 31, 2013 and in other reports filed with the Securities and Exchange Commission.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets decreased $30.5 million, or 5.2%, to $552.7 million at September 30, 2014, from $583.2 million at December 31, 2013.  The decrease was mainly the result of decreases in cash and amounts due from banks, investment securities held-to-maturity, and net loans receivable offset by an increase in investment securities available-for-sale.

Net loans receivable decreased $4.6 million, or 1.7%, to $271.6 million at September 30, 2014 from $276.2 million at December 31, 2013.  One- to four-family residential real estate loans increased $3.6 million to $153.3 million at September 30, 2014 from $149.7 at December 31, 2013.  Commercial real estate loans decreased $16.2 million to $63.4 million at September 30, 2014 from $79.6 million at December 31, 2013.  Construction and land loans decreased $1.4 million to $7.3 million at September 30, 2014 from $8.7 million at December 31, 2013.  Home equity loans and lines of credit decreased $1.4 million to $25.0 million at September 30, 2014 from $26.4 million at December 31, 2013.  Commercial loans increased by $4.0 million to $21.3 million at September 30, 2014 from $17.3 million at December 31, 2013.  Included in the net loans receivable are nonaccrual loans which decreased to $9.4 million at September 30, 2014 from $13.6 million at December 31, 2013.

Real estate owned decreased to $3.2 million at September 30, 2014 from $3.3 million at December 31, 2013.  We currently hold through the foreclosure process or deed-in-lieu of foreclosure 13 properties, five of which are residential one- to four-family properties, three of which are nonresidential properties and five of which are construction and land loans.

Securities available-for-sale increased $8.3 million, or 3.7%, to $235.4 million at September 30, 2014 from $227.1 million at December 31, 2013.  This increase was the result of purchases in the amount of $70.4 million and transfers from the held-to-maturity portfolio in the amount of $10.0 million and a market value increase of $4.6 million offset by calls, maturities and sales in the amount of $69.4 million and $14.3 million in principal amortization.  Securities held-to-maturity decreased by $17.3 million as the entire held-to-maturity portfolio was transferred to the available-for-sale portfolio.

Deposits decreased $44.1 million, or 8.4%, to $477.9 million at September 30, 2014 from $522.0 million at December 31, 2013.  NOW accounts increased $700,000 to $153.0 million at September 30, 2014 from $152.3 million at December 31, 2013.  Savings accounts decreased $25.2 million to $86.0 million at September 30, 2014 from $111.2 million at December 31, 2013.  Super NOW accounts decreased by $5.9 million to $37.8 million at September 30, 2014 from $43.7 million at December 31, 2013.  Non-interest bearing demand accounts increased by $3.9 million to $46.6 million at September 30, 2014 from $42.7 million at December 31, 2013.  Certificates of deposit decreased by $6.7 million to $101.5 million at September 30, 2014 from $108.2 million at December 31, 2013.  Money market deposit accounts decreased $10.9 million, or 16.9%, to $52.9 million at September 30, 2014 from $63.8 million at December 31, 2014.

Federal Home Loan Bank borrowings totaled $9.7 million at September 30, 2014.  There were no Federal Home Loan Bank borrowings outstanding at December 31, 2013.

Total stockholders’ equity increased $3.6 million to $62.8 million at September 30, 2014 from $59.2 million at December 31, 2013.  This increase was mainly attributable to net income of $415,000 and an increase in the market value of available for sale securities of $3.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and September 30, 2013

General.  We experienced a net loss of $171,000 for the three months ended September 30, 2014 compared to a net loss of $1.9 million for the three months ended September 30, 2013.  The principal reasons for the decrease in the net loss were a decrease in the provision for loan losses in the amount of $3.1 million and a decrease in total non-interest expense of $144,000, offset by a decrease in net interest income of $452,000, a decrease in non-interest income of $22,000 and an increase in income tax expense of $982,000.

Interest Income.  Interest income decreased $705,000 to $3.8 million for the three months ended September 30, 2014 from $4.5 million for the three months ended September 30, 2013.  The decrease in interest income resulted from a decrease of $392,000 in interest income on loans and a decrease of $313,000 in interest income on securities.

Interest income on loans decreased $392,000 to $3.0 million for the three months ended September 30, 2014 from $3.4 million for the three months ended September 30, 2013.  This decrease was caused by a decrease in the average yield on loans to 4.44% for the three months ended September 30, 2014 from 4.65% for the three months ended September 30, 2013 along with a decrease in the average balance of loans of $27.9 million to $268.1 million for the three months ended September 30, 2014 from $296.0 million for the three months ended September 30, 2013.

Interest income on securities decreased by $313,000 to $804,000 for the three months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013.  The decrease in interest income on securities was due to a decrease in the average balance of taxable and tax-exempt securities to $238.5 million for the three months ended September 30, 2014 from $273.5 million for the three months ended September 30, 2013 along with a decrease in the average yield of 28 basis points to 1.35% from 1.63% for the three months ended September 30, 2014 and 2013.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $253,000 to $654,000 for the three months ended September 30, 2014 from $907,000 for the three months ended September 30, 2013.

Interest expense on interest-bearing deposits decreased by $246,000 to $646,000 for the three months ended September 30, 2014 from $892,000 for the three months ended September 30, 2013.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.60% for the three months ended September 30, 2014 from 0.74% for the three months ended September 30, 2013, and a decrease in the average balance of interest-bearing deposits to $429.9 million for the three months ended September 30, 2014 from $483.2 million for the three months ended September 30, 2013.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the three months ended September 30, 2014, reflecting lower market rates.

Interest expense on borrowings decreased $7,000 to $8,000 for the three months ended September 30, 2014 from $15,000 for the three months ended September 30, 2013.  This decrease was primarily due to a $7.4 million decrease in the average balance of borrowings to $8.2 million for the three months ended September 30, 2014 from $15.6 million for the three months ended September 30, 2013 offset by an increase in the average rate paid on borrowings to 0.39% for the three months ended September 30, 2014 from 0.38% for the three months ended September 30, 2013.

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

During the three months ended September 30, 2014, the Company charged off $434,000 in loans, which included $279,000 on one- to four-family real estate loans, $54,000 on commercial real estate loans, and $101,000 on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are 90 days delinquent or impaired.  The reasons for the charge-offs in the three months ended September 30, 2014 were the cash flow analysis that we completed on non-collateral based impaired loans and the reduced appraisals that we received on collateral-based impaired loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

During the three months ended September 30, 2013, the Company charged off $1.9 million in loans, which included $50,000 on one- to four-family real estate loans, $867,000 on commercial real estate loans, $59,000 on home equity and lines of credit, and $954,000 on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reason for the charge-offs in the three months ended September 30, 2013 were partially due to the reduced appraisals that we received on the impaired loans we were monitoring.  The charge-offs during this quarter are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

Based on our evaluation of the above factors, we recorded a negative provision for loan losses of $258,000 for the three months ended September 30, 2014 (i.e., a credit to earnings) and we recorded a provision for loan losses of $2.8 million for the three months ended September 30, 2013.  The allowance for loan losses was $4.4 million, or 1.60% of total loans, at September 30, 2014, compared to $5.7 million, or 1.95% of total loans, at September 30, 2013.  Our balance of loans we evaluated individually for impairment was $17.4 million at September 30, 2014 and $25.3 million at December 31, 2013.  At September 30, 2014, December 31, 2013 and September 30, 2013, we maintained unallocated allowances for loan losses of $1.3 million, $750,000 and $1.5 million respectively.  The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Company-specific, industry-wide reluctance and a regulatory reluctance to reduce further allowances at this time.  The Company believes that the amount of provision in 2014 and the resulting allowance at September 30, 2014, are appropriate given the continuing level of risk in the loan portfolio, including the overall level of non-performing loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2014 and 2013.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $407,000 for the three months ended September 30, 2014 and $429,000 for the three months ended September 30, 2013.  For the three months ended September 30, 2014, there was a net gain on the sale and call of investment securities in the amount of $4,000 compared to a net gain of $4,000 for the three months ended September 30, 2013.  Fees and service charges on deposit accounts decreased by $17,000 to $286,000 for the three months ended September 30, 2014 from $303,000 for the three months ended September 30, 2013.    Earnings on bank owned life insurance totaled $108,000 for the three months ended September 30, 2014 and $112,000 for the three months ended September 30, 2013.

Non-interest Expense.  Non-interest expense decreased $144,000 to $3.7 million for the three months ended September 30, 2014 from $3.8 million for the three months ended September 30, 2013.  Compensation and benefits expense decreased by $391,000 to $1.4 million for the three months ended September 30, 2014 compared to $1.8 million for the three months ended September 30, 2013.  The decrease in compensation and benefit expense was due to the elimination of director fees for the three months ended September 30, 2014 as the director’s suspended payment of their fees.  The decline was also due to reduced employee hours as branch staffing was matched to customer activity for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, and reduced ESOP expense.  Occupancy and equipment expense decreased $22,000 to $394,000 for the three months ended September 30, 2014 from $416,000 for the three months ended September 30, 2013.  Federal deposit insurance premiums decreased $33,000 to $178,000 for the three months ended September 30, 2014 from $211,000 for the three months ended September 30, 2013.  The decrease in federal deposit insurance premiums was due to reduced deposit balances.  Data processing fees increased by $22,000 to $257,000 for the three months ended September 30, 2014 from $235,000 for the three months ended September 30, 2013.  Professional fees decreased $48,000 due to decreased costs associated with loan collection, regulatory consulting and strategic planning services.  Net real estate owned expense decreased $71,000 to $358,000 for the three months ended September 30, 2014 from $429,000 for the three months ended September 30, 2013.  This decrease was due to reduced write-downs on REO properties and reduced REO expenses offset by a loss in the amount of $9,000 on real estate owned sold for the three months ended September 30, 2014.  Merger-related expenses of $470,000 were incurred during the three months ended September 30, 2014.  Other expenses decreased to $331,000 for the three months ended September 30, 2014 from $367,000 for the three months ended September 30, 2103.

Income Tax Expense/Benefit. We recorded an income tax expense of $285,000 for the three months ended September 30, 2014, compared to an income tax benefit of $697,000 for the three months ended September 30, 2013.  The effective tax rates for the three months ended September 30, 2014 and 2013 were 250.0% and (26.4%).  The effective tax rate for the three months ended September 30, 2014 was adversely impacted by our payment of merger-related expenses of $470,000 which the Company has treated as non-deductible, but will be re-evaluated for potential deductibility in relation to all other expenses incurred in regards to the merger in the fourth quarter of 2014 and beyond.

Comparison of Operating Results for the Nine Months ended September 30, 2014 and September 30, 2013

General.  We experienced net income of $415,000 for the nine months ended September 30, 2014 compared to a net loss of $2.4 million for the nine months ended September 30, 2013.  The principal reasons for the increase in net income were a decrease in the provision for loan losses in the amount of $5.3 million and a decrease in total non-interest expense of $888,000 offset by a decrease in net interest income of $1.0 million, a decrease in total non-interest income of $625,000 and an increase in income tax expense of $1.6 million.

Interest Income.  Interest income decreased $2.0 million to $11.8 million for the nine months ended September 30, 2014 from $13.8 million for the nine months ended September 30, 2013.  The decrease in interest income resulted from a decrease of $1.3 million in interest income on loans and a decrease of $763,000 in interest income on securities.

Interest income on loans decreased $1.3 million to $9.1 million for the nine months ended September 30, 2014 from $10.4 million for the nine months ended September 30, 2013.  The average balance of loans decreased $24.0 million to $270.0 million for the nine months ended September 30, 2014 from $294.0 million for the nine months ended September 30, 2013 along with a decrease in the average yield to 4.48% for the nine months ended September 30, 2014 from 4.69% for the nine months ended September 30, 2013.

Interest income on securities decreased by $763,000 to $2.7 million for the nine months ended September 30, 2014 from $3.5 million for the nine months ended September 30, 2013.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 16 basis points to 1.50% for the nine months ended September 30, 2014 from 1.66% for the nine months ended September 30, 2013 along with a decrease in the average balance of taxable and tax-exempt securities to $239.1 million for the nine months ended September 30, 2014 from $277.7 million for the nine months ended September 30, 2013.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $1.0 million to $2.0 million for the nine months ended September 30, 2014 from $3.0 million for the nine months ended September 30, 2013.

Interest expense on interest-bearing deposits decreased by $1.0 million to $2.0 million for the nine months ended September 30, 2014 from $3.0 million for the nine months ended September 30, 2013.  The decrease in interest expense on interest-bearing deposits was due to a decrease in the average rate paid on interest-bearing deposits to 0.60% for the nine months ended September 30, 2014 from 0.80% for the nine months ended September 30, 2013 along with a decrease in the average balance of interest-bearing deposits to $441.6 million for the nine months ended September 30, 2014 from $501.7 million for the nine months ended September 30, 2013.  We experienced decreases in the average balances and average costs across all categories of interest-bearing deposits for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Interest expense on borrowings decreased $11,000 to $16,000 for the nine months ended September 30, 2014 from $27,000 for the nine months ended September 30, 2013.  This decrease was primarily due to a $4.0 million decrease in the average balance of borrowings to $5.6 million for the nine months ended September 30, 2014 from $9.6 million for the nine months ended September 30, 2013, partially offset by an increase in the average rate paid on borrowings to 0.39% for the nine months ended September 30, 2014 from 0.38% for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014, the Company charged off $3.2 million in loans, which included $470,000 on one- to four-family loans, $199,000 on commercial real estate loans, $76,000 on construction and land loans, $100,000 on home equity and lines of credit and $2.4 million on commercial loans.  As part of the Bank’s loan collection process, we re-appraise loans that are delinquent or impaired.  The reasons for the charge-offs in the nine months ended September 30, 2014 were the cash flow analysis that we completed on non-collateral based impaired loans and the reduced appraisals that we received on collateral-based impaired loans we were monitoring.  The charge-offs during this period are included in our risk-weighted historical loss rates based on the nature, type and industry sector of the loan.  The historical loan rates are then incorporated in calculating the general component of our allowance for loan loss by loan category.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $290,000 for the nine months ended September 30, 2014 and a provision for loan losses of $5.5 million for the nine months ended September 30, 2013.  The allowance for loan losses was $4.4 million, or 1.60% of total loans, at September 30, 2014, compared to $5.6 million, or 1.95% of total loans, at September 30, 2013.  Our balance of loans we evaluated individually for impairment was $17.4 million at September 30, 2014 and $25.3 million at December 31, 2013.  At September 30, 2014, December 31, 2013 and September 30, 2013, we maintained unallocated allowances for loan losses of $1.3 million, $750,000 and $1.5 million respectively.  The main reason for the increase in the unallocated portion of the allowance for loan losses is the amount of recoveries we received on loans that were previously charged off against earnings.  The unallocated portion of the allowance is deemed to be appropriate as it reflects an uncertainty that remains in the loan portfolio, as well as a Company-specific, industry-wide reluctance and a regulatory reluctance to reduce allowances at this time.  The Company believes that the amount of provision in 2014 and the resulting allowance at September 30, 2014, are appropriate given the continuing level of risk in the loan portfolio, including the overall level of non-performing loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at September 30, 2014 and 2013.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income was $1.7 million for the nine months ended September 30, 2014 and $2.3 million for the nine months ended September 30, 2013.  Fees and service charges on deposit accounts decreased by $51,000 to $853,000 for the nine months ended September 30, 2014 from $904,000 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, there was a net gain on the sale and call of investment securities in the amount of $500,000 compared to a net gain of $1.1 million for the nine months ended September 30, 2013.  Earnings on bank owned life insurance totaled $319,000 for the nine months ended September 30, 2014 and $330,000 for the nine months ended September 30, 2013.

Non-interest Expense.  Non-interest expense decreased $888,000 to $10.2 million for the nine months ended September 30, 2014 from $11.1 million for the nine months ended September 30, 2013.  Compensation and benefits expense decreased by $880,000 to $4.3 million for the nine months ended September 30, 2014 from $5.2 million for the nine months ended September 30, 2013.  The decrease in compensation and benefit expense was due to the elimination of director fees for the nine months ended September 30, 2014 as the director’s suspended payment of their fees.  The decline was also due to reduced employee hours as branch staffing was matched to customer activity for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, and reduced ESOP expense.  Occupancy and equipment expense increased $36,000 to $1.2 million for the nine months ended September 30, 2014 from $1.2 million for the nine months ended September 30, 2013.  Federal deposit insurance premiums increased $7,000 to $541,000 for the nine months ended September 30, 2014 from $534,000 for the nine months ended September 30, 2013 due to increased premiums.  Data processing fees increased by $53,000 to $773,000 for the nine months ended September 30, 2014 from $720,000 for the nine months ended September 30, 2013. This increase was due to costs associated with item processing.  Professional fees decreased $36,000 to $893,000 for the nine months ended September 30, 2014 from $929,000 for the nine months ended September 30, 2013.  Net real estate owned expense decreased $281,000 to $908,000 for the nine months ended September 30, 2014 from $1.2 million for the nine months ended September 30, 2013 due to reduced allowances for REO properties and reduced REO expenses.  Merger-related expenses of $470,000 were incurred during the nine months ended September 30, 2104.  Other expenses decreased to $1.0 million for the nine months ended September 30, 2014 from $1.1 million for the three months ended September 30, 2013.

Income Tax Benefit. We recorded an income tax expense of $548,000 for the nine months ended September 30, 2014, compared to an income tax benefit of $1.1 million for the nine months ended September 30, 2013.  The effective tax rates are 56.9% and (31.4%), respectively.  The effective tax rate for the nine months ended September 30, 2014 was adversely impacted by our payment of merger-related expenses of $470,000 which the Company has treated as non-deductible, but will be re-evaluated for potential deductibility in relation to all other expenses incurred in regards to the merger in the fourth quarter of 2014 and beyond.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $8.4 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $235.4 million at September 30, 2014.  In addition, at September 30, 2014, we had the ability to borrow a total of $165.8 million from the Federal Home Loan Bank of New York (30% of our assets at that date).  On that date, there were $9.7 million in Federal Home Loan Bank advances outstanding.

At September 30, 2014, loan commitments outstanding totaled $6.0 million. In addition to commitments to originate loans, we had $25.2 million in unadvanced funds to borrowers.  We had commitments to purchase SBA/USDA loans in the amount of $1.8 million and a FNMA MBS security in the amount of $1.0 million.  Total certificates of deposit due within one year of September 30, 2014 totaled $51.9 million.  Total certificates of deposit due within one year of September 30, 2014 represent 10.9% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth above. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of New York or increase deposit rates to attract additional deposits.

Our primary investing activities are the origination of loans and the purchase of securities.  For the nine months ended September 30, 2014, we originated $52.7 million of loans and purchased $70.4 million of securities.  For the nine months ended September 30, 2013, we originated $40.2 million of loans and purchased $113.5 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease of $44.2 million and a net decrease of $26.8 million in total deposits for the nine months ended September 30, 2014 and 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits to be competitive in our local markets.

There were $9.7 million in Federal Home Loan Bank short-term borrowings outstanding at September 30, 2014.  Federal Home Loan Bank advances have primarily been used to fund loan demand and purchase securities.

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

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at September 30, 2014. In the ordinary course of business, the Company is from time to time party to legal proceedings incident to its business.  While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in these proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Subsequent to September 30, 2014, on October 14, 2014, a complaint was filed against the Company and the members of its Board of Directors in the Circuit Court for Baltimore City, Maryland, seeking class action status and asserting that the Company and the members of its Board had violated their duties to the Company’s shareholders in connection with the proposed merger with Cape Bancorp, Inc.  The litigation is in its very early stages, and the Company’s time to answer has not yet run.  The Company believes these complaints are without merit, and intends to vigorously defend these complaints.

Item 1A.              Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company”.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities.

The Company does not have any stock repurchase programs active as of September 30, 2014.

Item 3.                 Defaults Upon Senior Securities

None

Item 4.                 Safety Disclosures

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

COLONIAL FINANCIAL SERVICES, INC. Registrant

Date: November 3, 2014	By: /s/ Edward J. Geletka
Edward J. Geletka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	By: /s/ L. Joseph Stella, III, CPA, CGMA
L. Joseph Stella, III, CPA, CGMA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

