Form 10-K
period 2014-12-31
Colonial Financial Services, Inc.
filed 2015-03-30
CIK 1485527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Yes ☐   No ☒

As of March 1, 2015 there were 3,866,745 shares outstanding of the registrant’s common stock.  The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2014, was $44.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The conversion was completed July 13, 2010.  Colonial Financial Services, Inc. sold a total of 2,295,000 shares of common stock at $10.00 per share in the related offering.  Concurrent with the completion of the offering, shares of Colonial Bankshares, Inc. common stock owned by public stockholders were exchanged for 0.9399 shares of Colonial Financial Services, Inc.’s common stock.  Net proceeds from the offering were $20.3 million.  As of December 31, 2014, Colonial Financial Services, Inc. had 3,860,209 shares outstanding and a market capitalization of approximately $51.7 million.

The executive offices of Colonial Financial Services, Inc. are located at 2745 S. Delsea Drive, Vineland, New Jersey 08360, and its telephone number is (856) 205-0058. Colonial Financial Services, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System.

On September 10, 2014, Colonial Financial Services, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and Cape Bancorp, Inc. (“Cape Bancorp”).  Pursuant to the Merger Agreement, the Company will merge with and into the Cape Bancorp, with the Cape Bancorp as the surviving entity (the “Merger”). Immediately thereafter, Colonial Bank, FSB, a federal thrift and the Company’s wholly owned subsidiary, will merge with and into Cape Bank, a New Jersey chartered savings bank, with Cape Bank as the surviving entity (the “Bank Merger”).

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

The transaction has been approved by the Boards of Directors of the Company and Cape Bancorp. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of the Company’s and Cape Bancorp’s stockholders.

The Merger Agreement includes customary representations, warranties and covenants of the Company and Cape Bancorp made to each other as of specific dates.  The assertions embodied in those representations and warranties were made solely for purposes of the contract by and among the Company and Cape Bancorp and are not intended to provide factual, business, or financial information about the Company or Cape Bancorp.  Moreover, some of those representations and warranties may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to stockholders or different from what a stockholder might view as material, may have been used for purposes of allocating risk between the Company and Cape Bancorp rather than establishing matters as facts, may have been qualified by certain disclosures not reflected in the Merger Agreement that were made to the other party in connection with the negotiation of the Merger Agreement and generally were solely for the benefit of the parties to that agreement.  The Company has agreed to operate its business in the ordinary course consistent with past practice until the closing of the transaction and not to engage in certain kinds of transactions during such period (without the prior written consent of the Cape Bancorp).

The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions.

Pursuant to the Merger Agreement, two current directors of the Company will be appointed to the Boards of Directors of the Cape Bancorp and Cape Bank.

The Company expects that the Merger and the Bank Merger will be effective in the second quarter of 2015.

Colonial Bank, FSB

Colonial Bank, FSB is a federally chartered savings bank headquartered in Vineland, New Jersey.  Colonial Bank, FSB was originally founded in 1913. Colonial Bank, FSB conducts business from its main office located at 2745 S. Delsea Drive in Vineland, New Jersey, its eight branch offices located in Cumberland and Gloucester Counties, New Jersey, and through its operating subsidiaries, COBK Investments, LLC. (which was dissolved in August 2014), and Cohansey Bridge, LLC.  The telephone number at its main office is (856) 205-0058.

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

COBK Investments, LLC

COBK Investments, LLC was a wholly owned subsidiary of Colonial Bank, FSB.  It was a Delaware corporation that was formed in September 2013 to invest in and manage investment securities that Colonial Bank, FSB is authorized to hold.  It was liquidated in August 2014.

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

Our market areas have a broad range of private employers, as well as public employers such as federal, state and local governments. Gloucester County is located within the Greater Philadelphia Metropolitan Statistical Area of the United States Census Bureau, and diverse employment opportunities exist within this area. Cumberland County is predominantly rural, with a smaller proportion of higher paying white collar jobs.  Industries represented in the employment base include healthcare, retail, glass manufacturing, higher education, agriculture and food processing. The New Jersey Motor Sports Park opened in July 2008.  This motorsports attraction has hosted nationally broadcast races from its 700 acre facility in Cumberland County.  As a result, over a dozen hotels and restaurants have come to the area during the past five years.  In addition, Boeing has a facility at Millville airport, which replaced many positions lost upon the departure of another company from the same facility.  A large number of other Fortune 500 companies are located within Colonial Bank, FSB’s footprint.  Higher education attainment is increasing with record numbers of students attending Cumberland and Gloucester County Colleges.  Rutgers and Rowan Universities have campuses and research facilities in both counties while both schools, along with St. Joseph’s University and several others offer undergraduate and graduate degrees on the County College campuses.

According to the U. S. Census, the population of Cumberland and Gloucester counties, New Jersey grew 0.3% and 0.7%, respectively, from April 2010 to June 2013.  The unemployment rates for Cumberland and Gloucester counties were 9.2% and 6.4% as of December 2014, respectively, compared to 10.5% and 6.9% as of December 2013, respectively. This compares to 6.2% for the entire State of New Jersey and 5.6% for the United States as a whole as of December 31, 2014.

U.S. Census Bureau data indicates the median household income as of December 31, 2013 was $50,750 and $74,524 for Cumberland and Gloucester counties, New Jersey, respectively, compared to $39,150 and $54,273 as of December 31, 2000.  Based on the American Community Survey for 2013 and the U. S. Census Bureau for 2000, the median home value in Cumberland County, New Jersey was $158,800 as of December 2013 compared to $91,200 for 2000.  Similarly, for Gloucester County, New Jersey, the median home value has increased to $207,900 as of 2013 compared to $120,100 as of 2000.

Competition

We face significant competition in both originating loans and attracting deposits.  Cumberland and Gloucester Counties, New Jersey, which comprise our primary market area, have a high concentration of financial institutions, many of which are significantly larger and have greater financial resources than we, and many of which are our competitors to varying degrees.  As of June 30, 2014 (the latest date for which information is available), our market share was 15.30% of total FDIC-insured deposits in Cumberland County, making us the second largest of 12 financial institutions in Cumberland County based upon deposit share as of that date.  As of June 30, 2014, our market share was 1.80% of total deposits in Gloucester County, making us the 14th largest of 22 financial institutions based on deposit share as of that date.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions.  Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions.  We face additional competition for deposits from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by emphasizing personalized banking, competitive pricing strategies and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within our market area by focusing our marketing and community involvement on the specific needs of local communities.

Lending Activities

General.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction and land loans, consumer loans and multi-family mortgage loans.  At December 31, 2014, our gross loan portfolio totaled $272.2 million compared to $282.9 million at December 31, 2013.

One- to Four-Family Residential Real Estate Loans.  We offer conforming and non-conforming, fixed-rate and adjustable-rate residential real estate loans with maturities of up to 30 years.  This portfolio totaled $150.5 million, or 55.3% of our total loan portfolio, at December 31, 2014.

We currently offer fixed-rate conventional mortgage loans with terms of 10 to 30 years that are fully amortizing with monthly loan payments, and adjustable-rate conventional residential real estate loans with initial fixed-rate terms of one, three, five or seven years that amortize up to 30 years.  One- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and loans that conform to such guidelines are referred to as “conforming loans.” We generally originate both fixed- and adjustable-rate loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which is currently $417,000 for single-family homes located in our primary market area.  We also originate loans above conforming limits, referred to as “jumbo loans,” although the significant majority of the loans we have originated have been within conforming loan limits.

We currently offer several adjustable-rate loan products secured by residential properties with rates that are fixed for an initial period ranging from one year to seven years. After the initial fixed-rate period, the interest rate on these loans resets based upon a contractual spread or margin above the average yield on U.S. Treasury securities, adjusted to a constant maturity of one, three or five years, as published weekly by the Federal Reserve Board, subject to certain periodic and lifetime limitations on interest rate changes.  We do not offer “teaser” rates on our adjustable-rate loans.  We underwrite our adjustable-rate loans in the same manner as we underwrite fixed-rate loans, but do not qualify borrowers based on the fully-indexed interest rate (the maximum interest rate permitted under the terms of the loan).  Adjustable-rate residential real estate loans generally pose different credit risks than fixed-rate loans primarily because the underlying debt service payments of the borrowers rise as interest rates rise, thereby increasing the potential for default. We attempt to mitigate this risk through our maximum loan-to-value ratio of 80% for all one- to four-family residential real estate loans (including adjustable-rate loans).  At December 31, 2014, our adjustable-rate, one- to four-family residential real estate loan portfolio totaled $7.0 million.

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

Home Equity Loans and Lines of Credit.  In addition to traditional one- to four-family residential real estate loans, we offer home equity loans and home equity lines of credit that are secured by the borrower’s primary residence.  At December 31, 2014, the outstanding balance of home equity loans totaled $18.9 million, or 6.9% of our total loan portfolio, and the outstanding balance of home equity lines of credit totaled $5.4 million, or 2.0% of our total loan portfolio.  The borrower is permitted to draw on a home equity line of credit at any time after it is originated and may repay the outstanding balance over a term not to exceed 15 years from the date of the borrower’s last draw on the home equity line of credit.  We generally review each performing line of credit every six years to determine whether to continue to offer the unused portion of the line of credit to the borrower.  However, due to the current economic environment, we reviewed and evaluated every home equity line of credit during 2011.  Our home equity loans are generally originated as mortgages with fixed terms of five to 15 years or with balloon maturities of three or five years.  Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite fixed-rate, one- to four-family residential mortgage loans.  We currently underwrite fixed-rate home equity loans with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan and we underwrite lines of credit with a loan-to-value ratio of up to 75% when combined with the principal balance of the existing mortgage loan.  We obtain an appraisal of the property securing the loan at the time of the loan application in order to determine the value of the property securing the home equity loan or line of credit.  At the time we close a home equity loan or line of credit, we file a mortgage to perfect our security interest in the underlying collateral.

Commercial Real Estate Lending.  We also originate real estate loans secured by first liens on commercial real estate.  The commercial real estate properties are predominantly professional offices, churches and hotels and, to a lesser extent, manufacturing and retail facilities and healthcare facilities. We have also originated commercial real estate loans as a participant with other lenders.  We emphasize commercial real estate loans with initial principal balances between $100,000 and $2.0 million.  Loans secured by commercial real estate totaled $65.6 million, or 24.1% of our total loan portfolio, at December 31, 2014, and consisted of 185 loans outstanding with an average loan balance of approximately $355,000, although we have originated loans with balances substantially higher than this average.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

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

Commercial Loans. We offer various types of secured and unsecured commercial loans to customers in our market area for business expansion, working capital and other general business purposes.  The terms of these loans generally range from less than one year to five years.  The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the prime rate, as published in The Wall Street Journal, although the significant majority of our commercial loans are fixed-rate loans.  At December 31, 2014, we had 150 commercial loans outstanding with an aggregate balance of $18.2 million, or 6.7% of the total loan portfolio.  These totals include 33 unsecured commercial loans with an aggregate outstanding balance of $4.4 million.  As of December 31, 2014, the average commercial loan balance (secured and unsecured loans) was approximately $121,000, although we have originated loans with balances substantially greater than this average.

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

Construction and Land Loans.  We originate construction and land loans to individuals and builders in our market area.  These loans totaled $8.1 million, or 3.0% of our total loan portfolio, at December 31, 2014.  At December 31, 2014, we had 35 construction and land loans outstanding with an average balance of $232,000.  Our construction loans are often originated in conjunction with development loans.  In the case of residential subdivisions, these loans finance the cost of completing homes on the improved property.  Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% of actual construction costs and a 75% loan to completed appraised value ratio.  Repayment of construction loans on residential subdivisions is normally expected from the sale of units to individual purchasers.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate loans:
One- to four-family residential	$150,502	55.3%	$149,726	52.9%	$148,674	49.2%	$141,013	46.6%	$140,244	43.3%
Home equity loans and lines of credit	24,324	8.9	26,442	9.4	28,657	9.5	32,553	10.7	35,373	10.9
Multi-family	4,618	1.7	284	0.1	397	0.1	102	—	3,124	1.0
Commercial	65,644	24.1	79,601	28.1	90,143	29.9	96,737	32.0	114,242	35.2
Construction and land	8,106	3.0	8,665	3.1	9,683	3.2	9,470	3.1	5,944	1.8
Commercial	18,223	6.7	17,302	6.1	23,345	7.7	21,890	7.2	23,253	7.2
Consumer and other	773	0.3	834	0.3	1,043	0.4	1,295	0.4	1,783	0.6

Total loans receivable	272,190	100.0%	282,854	100.0%	301,942	100.0%	303,060	100.0%	323,963	100.0%
Deferred loan fees	(107)		(847)		(614)		(463)		(433)
Allowance for loan losses	(4,294)		(5,853)		(4,146)		(5,027)		(3,543)

Total loans receivable, net	$267,789		$276,154		$297,182		$297,570		$319,987

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014.  Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential		Home Equity Loans and Lines of Credit		Multi-Family		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$1,610	6.68%	$6,200	3.85%	$514	5.50%	$5,802	5.65%
2016	729	5.10	418	5.24	1,111	5.92	3,458	5.16
2017	1,631	5.35	557	4.20	-	-	18,197	4.41
2018 through 2019	4,531	4.76	1,888	4.92	-	-	27,751	4.31
2020 through 2024	13,679	3.84	4,423	6.13	1,975	4.50	6,546	4.52
2025 through 2029	29,066	3.59	10,292	4.79	1,018	3.63	2,622	4.96
2030 and beyond	99,256	4.57	546	4.50	-	-	1,268	4.22

Total	$150,502	4.35%	$24,324	4.79%	$4,618	4.76%	$65,644	4.55%

	Construction and Land		Commercial		Consumer and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$3,103	4.43%	$4,077	3.58%	$342	7.38%	$21,648	4.67%
2016	2,222	3.18	81	4.80	105	8.79	8,124	4.76
2017	305	5.52	2,421	4.16	241	8.32	23,352	4.50
2018 through 2019	1,091	5.19	7,301	3.99	63	5.00	42,625	4.35
2020 through 2024	17	7.01	1,908	4.01	22	6.75	28,570	4.41
2025 through 2029	269	4.00	485	4.00	-	-	43,752	3.96
2030 and beyond	1,099	4.24	1,950	4.22	-	-	104,119	4.56

Total	$8,106	4.20%	$18,223	3.95%	$773	7.65%	$272,190	4.42%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$141,921	$6,971	$148,892
Home equity loans and lines of credit	12,695	5,429	18,124
Multi-family	4,104	-	4,104
Commercial	59,842	-	59,842
Construction and land	5,003	-	5,003
Commercial	14,146	-	14,146
Consumer and other	431	-	431

Total loans	$238,142	$12,400	$250,542

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

During 2014, we did not sell any whole loans.  We have not purchased any whole non-government loans in recent periods.

Loan Approval Authority and Underwriting.  Our board of directors grants lending authority to our Board Management Loan Committee, Senior Management Loan Committee and to individual executive officers and loan officers.  Our lending activities are subject to written policies established by the board of directors.  These policies are reviewed periodically.

The Board Management Loan Committee and the Senior Management Loan Committee may approve loans in accordance with applicable loan policies, including our policy governing loans to one borrower.  This policy limits the aggregate dollar amount of credit that may be extended to any one borrower and related entities.  The Senior Management Loan Committee may approve secured loans in amounts up to $750,000, and unsecured loans in amounts up to $300,000 with an aggregate exposure not to exceed $1.5 million.   The Board Management Loan Committee may approve loans up to the Bank’s legal lending limit so long as unanimous approval is obtained.  The full Board of Directors may approve all loans in excess of committee limits.

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

Loan Origination Fees and Costs.  In addition to interest earned on loans, we also receive loan origination fees.  Such fees vary with the volume and type of loans and commitments made, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.  We defer loan origination fees and costs and amortize such amounts as an adjustment to yield over the term of the loan by use of the level-yield method. Deferred loan origination fees (net of deferred costs) were $847,000 and $107,000 at December 31, 2014 and 2013, respectively.

Loans to One Borrower.  At December 31, 2014, our five largest aggregate amounts loaned to any borrower and related interests were: (i) a $7.9 million relationship which is collateralized by six commercial properties; (ii) a $5.7 million relationship which is collateralized by two multi-family units, two single family dwellings and two letters of credit; (iii) a $4.5 million relationship which is collateralized by two commercial properties and two single family dwellings; (iv) a $4.5 million relationship collateralized by four commercial properties, commercial vehicles and equipment; and (v) a $3.7 million relationship collateralized by four commercial properties and two single family dwellings. The balances noted above include the unused portion of credit lines.  At December 31, 2014, these loans were all performing according to their original terms.  Under federal banking regulations, at December 31, 2014 our maximum regulatory loan-to-one borrower limit was $8.9 million.  See “Supervision and Regulation—Federal Banking Regulation—Loans to One Borrower” for a discussion of applicable regulatory limitations.

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

	30-59 Days Past Due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
	(In thousands)
At December 31, 2014
Real estate loans:
One- to four-family residential	$1,597	$724	$1,621	$3,942	$146,560	$150,502
Multi-family	-	-	-	-	4,618	4,618
Commercial	125	-	119	244	65,400	65,644
Construction and land	-	-	-	-	8,106	8,106
Home equity loans and lines of credit	224	124	446	794	23,530	24,324
Commercial	-	-	-	-	18,223	18,223
Consumer and other	10	-	-	10	763	773
Total	$1,956	$848	$2,186	$4,990	$267,200	$272,190

At December 31, 2013
Real estate loans:
One- to four-family residential	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726
Multi-family	-	-	-	-	284	284
Commercial	62	403	1,054	1,519	78,082	79,601
Construction and land	-	-	-	-	8,665	8,665
Home equity loans and lines of credit	356	15	464	835	25,607	26,442
Commercial	-	340	-	340	16,962	17,302
Consumer and other	-	-	-	-	834	834
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854

At December 31, 2012
Real estate loans:
One- to four-family residential	$5,296	$1,353	$2,553	$9,202	$139,472	$148,674
Multi-family	-	-	-	-	397	397
Commercial	2,288	593	1,432	4,313	85,830	90,143
Construction and land	-	-	325	325	9,358	9,683
Home equity loans and lines of credit	38	169	628	835	27,822	28,657
Commercial	-	384	75	459	22,886	23,345
Consumer and other	1	2	2	5	1,038	1,043
Total	$7,623	$2,501	$5,015	$15,139	$286,803	$301,942

At December 31, 2011
Real estate loans:
One- to four-family residential	$4,568	$909	$3,726	$9,203	$131,810	$141,013
Multi-family	-	-	-	-	102	102
Commercial	1,993	162	1,645	3,800	92,937	96,737
Construction	-	89	383	472	8,998	9,470
Home equity loans and lines of credit	48	150	363	561	31,992	32,553
Commercial	588	-	36	624	21,266	21,890
Consumer and other	82	5	-	87	1,208	1,295
Total	$7,279	$1,315	$6,153	$14,747	$288,313	$303,060

At December 31, 2010
Real estate loans:
One- to four-family residential	$3,429	$2,354	$5,574	$11,357	$128,887	$140,244
Multi-family	-	-	-	-	3,124	3,124
Commercial	124	1,899	4,337	6,360	107,882	114,242
Construction	-	-	384	384	5,560	5,944
Home equity loans and lines of credit	446	302	106	854	34,519	35,373
Commercial	-	-	288	288	22,965	23,253
Consumer and other	67	3	31	101	1,682	1,783
Total	$4,066	$4,558	$10,720	$19,344	$304,619	$323,963

Nonperforming Assets.  The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.  We will not advance any new funds to any of the troubled debt restructurings.  As of December 31, 2014, we have 26 loans totaling $7.6 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of two commercial real estate loans with a recorded investment of $2.1 million, one construction and land loan with a recorded investment of $2.0 million, 22 one- to four-family residential real estate loans with a recorded investment of $3.4 million and one home equity loan with a recorded investment of $45,000.  As of December 31, 2013, we had 29 loans totaling $9.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of five commercial real estate loans with a recorded investment of $4.2 million, one construction and land loan with a recorded investment of $2.1 million, 22 one- to four-family residential real estate loans with a recorded investment of $3.5 million and one home equity loan with a recorded investment of $45,000.  As of December 31, 2012, we had 46 loans totaling $16.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of ten commercial real estate loans with a recorded investment of $8.3 million, four construction and land loans with a recorded investment of $3.8 million, 30 one- to four-family residential real estate loans with a recorded investment of $4.2 million, one home equity loan with a recorded investment of $46,000 and one commercial loan with a recorded investment of $384,000.  As of December 31, 2011, we had 39 loans totaling $19.8 million that were considered performing troubled debt restructurings (where, for economic or legal reasons related to a borrower’s financial difficulties, we granted a concession to the borrower that we would not otherwise consider).  These loans consisted of 12 commercial real estate loans, construction and multi-family loans with recorded investment totaling $14.8 million, 21 one- to four-family residential real estate loans and home equity loans with a recorded investment totaling $4.2 million, five commercial non-mortgage loans with a recorded investment of $750 thousand and one consumer loan with an immaterial outstanding balance.  As of December 31, 2010, we had 15 loans totaling $15.9 million that were performing considered troubled debt restructurings.  These loans consisted of 11 commercial real estate loans, construction and multi-family loans with a recorded investment totaling $15.1 million, three one- to four-family residential real estate loans with a recorded investment totaling $3.1 million, and one consumer loan with an immaterial outstanding balance.  In each instance, we lowered the interest rate and deferred principal payments.

We will also grant concessions that we do not consider troubled debt restructurings.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$5,126	$5,162	$2,553	$3,726	$5,574
Multi-family	-	-	-	-	-
Commercial	593	5,215	6,889	1,645	4,337
Construction and land	1,046	1,233	325	383	384
Home equity loans and lines of credit	620	715	628	363	106
Commercial	-	1,235	2,742	36	288
Consumer	-	-	2	-	31
Total non-accrual loans	7,385	13,560	13,139	6,153	10,720

Accruing loans 90 days or more past due:
All loans	-	-	-	-	-

Total non-performing loans	7,385	13,560	13,139	6,153	10,720

Real estate owned	2,220	3,258	5,347	3,092	276

Total non-performing assets	9,605	16,818	18,486	9,245	10,996

Performing troubled debt restructurings:
Real estate loans:
One- to four-family residential	3,430	3,464	4,246	3,818	855
Multi-family	-	-	-	-	645
Commercial	2,121	4,186	8,240	13,184	13,051
Construction and land	2,028	2,091	3,841	1,655	1,369
Home equity loans and lines of credit	45	45	46	363	-
Commercial	-	-	384	750	-
Consumer	-	-	-	7	9

Total performing troubled debt restructurings	7,624	9,786	16,757	19,777	15,929

Total non-performing assets and performing troubled debt restructurings	$17,229	$26,604	$35,243	$29,022	$26,925

Ratios:
Total non-performing loans to total loans	2.71%	4.79%	4.35%	2.03%	3.31%
Total non-performing loans to total assets	1.36%	2.33%	2.11%	1.02%	1.82%
Total non-performing assets to total assets	1.77%	2.88%	2.96%	1.53%	1.86%

The amount of the allowance for loan losses allocated to the $7.4 million of non-performing loans at December 31, 2014, noted above, was $565,000.  See discussion on page 16 regarding charge-offs on impaired loans.

For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans and troubled debt restructurings been current in accordance with their original and restructured terms was $658,000 and $341,000, respectively.  We recognized $126,000 and $329,000, respectively, of interest income on such loans during the year.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of December 31, 2014 and 2013.  The classified assets totals at December 31, 2014 and 2013 include $7.4 million and $13.6 million, respectively, of nonperforming loans.

	At December 31,
	2014	2013
	(In thousands)

Classified assets:
Substandard	$11,213	$21,850
Doubtful	-	2,444
Loss	-	-
Total classified assets	$11,213	$24,294
Special mention	$2,928	$9,324

At December 31, 2014, substandard assets consisted primarily of (i) 63 residential mortgage loans with a recorded investment of $6.1 million, (ii) 16 home equity loans with a recorded investment totaling $744,000, (iii) 10 commercial real estate loan relationships with a recorded investment totaling $3.2 million, and (iv) 6 construction and land loans with a recorded investment totaling $1.2 million.  At December 31, 2014, special mention assets consisted primarily of (i) 2 residential mortgage loans with a recorded investment totaling $207,000, (ii) 6 commercial real estate loan relationships with a recorded investment totaling $2.7 million and (iii) one consumer loan with principal balance of $45,000.

At December 31, 2013, substandard assets consisted primarily of (i) 69 residential mortgage loans with a recorded investment of $9.4 million, (ii) 21 home equity loans with a recorded investment totaling $846,000, (iii) 14 commercial real estate loan relationships with a recorded investment totaling $7.8 million, (iv) five construction and land loans with a recorded investment totaling $3.5 million and (v) three commercial loans with a recorded investment of $340,000.  At December 31, 2013, special mention assets consisted primarily of (i) eighteen residential mortgage loans with a recorded investment totaling $1.8 million, (ii) three home equity loans with a recorded investment totaling $108,000, (iii) ten commercial real estate loan relationships with a recorded investment totaling $3.7 million, (iv) one commercial loan with a recorded investment totaling $3.7 million and (v) two consumer loans with principal balances of $20,000.  At December 31, 2013, doubtful assets consisted of two commercial loans with a recorded investment of $2.4 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2014 and 2013—Provision for Loan Losses” and “—Allowance for Loan Losses.”

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

The allowance for loan losses was $4.3 million, or 1.58% of total loans, at December 31, 2014, compared to $5.9 million, or 2.07% of total loans, at December 31, 2013.  The allowance for loan losses represented 58.14% of nonperforming loans at December 31, 2014 and 43.2% of nonperforming loans at December 31, 2013, as nonperforming loans decreased to $7.4 million at December 31, 2014 from $13.6 million at December 31, 2013.  Loans delinquent 30 days or greater decreased to $5.0 million at December 31, 2014 from $11.9 million at December 31, 2013.

For further discussion regarding how we determined the allowance for loan losses as of December 31, 2014 and 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013—Provisions for Loan Losses.”

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$5,853	$4,146	$5,027	$3,543	$2,606

Charge-offs:
Real estate loans:
One- to four-family residential	(526)	(217)	(2,108)	(262)	(223)
Home equity loans and lines of credit	(102)	(258)	(184)	(13)	—
Multi-family	-	-	—	—	—
Commercial	(234)	(1,826)	(4,652)	(87)	(144)
Construction and land	(76)	(37)	(49)	(33)	—
Commercial	(2,389)	(1,965)	(450)	—	(15)
Consumer and other	-	(14)	(20)	(12)	(38)
Total charge-offs	(3,327)	(4,317)	(7,463)	(407)	(420)

Recoveries:
Real estate loans:
One- to four-family residential	70	58	43	18	—
Home equity loans and lines of credit	30	-	2	—	—
Multi-family	-	-	—	—	—
Commercial	909	-	—	—	5
Construction and land	-	54	—	—	—
Commercial	671	203	33	6	—
Consumer and other	55	10	8	7	12
Total recoveries	1,735	325	86	31	17

Net charge-offs	(1,592)	(3,992)	(7,377)	(376)	(403)
Provision for loan losses	33	5,699	6,496	1,860	1,340

Balance at end of year	$4,294	$5,853	$4,146	$5,027	$3,543

Ratios:
Net charge-offs to average loans outstanding	(0.59)%	(1.37)%	(2.50)%	(0.12)%	(0.12)%
Allowance for loan losses to non-performing loans at end of year	58.14%	43.16%	31.55%	81.70%	33.05%
Allowance for loan losses to total loans at end of year	1.58%	2.07%	1.37%	1.66%	1.09%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of the allowance to the total allowance and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category.

	At December 31,
	2014			2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$640	14.9%	55.3%	$1,650	28.2%	52.9%	$692	16.7%	49.2%
Home equity loans and lines of credit	239	5.5	8.9	275	4.7	9.4	277	6.7	9.5
Multi-family	50	1.2	1.7	3	0.1	0.1	6	0.1	0.1
Commercial	627	14.6	24.1	1,222	20.9	28.1	1,107	26.7	29.9
Construction and land	176	4.1	3.0	90	1.5	3.1	138	3.3	3.2
Commercial	1,229	28.6	6.7	1,843	31.5	6.1	405	9.8	7.7
Consumer and other	8	0.2	0.3	20	0.3	0.3	21	0.5	0.4
Unallocated	1,325	30.9	-	750	12.8	-	1,500	36.2	-

Total allowance for loan losses	$4,294	100.0%	100.0%	$5,853	100.0%	100.0%	$4,146	100.0%	100.0%

	At December 31,
	2011			2010
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,220	24.3%	46.4%	$580	16.4%	43.3%
Home equity loans and lines of credit	114	2.3	10.7	35	1.0	10.9
Multi-family	27	0.5	0.2	27	0.8	1.0
Commercial	2,400	47.8	33.7	1,800	50.8	35.2
Construction and land	34	0.6	1.4	65	1.8	1.8
Commercial	713	14.2	7.2	406	11.4	7.2
Consumer and other	19	0.4	0.4	130	3.7	0.6
Unallocated	500	9.9	—	500	14.1	—

Total allowance for loan losses	$5,027	100.0%	100.0%	$3,543	100.0%	100.0%

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

Our current investment policy generally permits securities investments in debt securities issued by the U.S. Government and U.S. Government agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of U.S. Government agencies and U.S. Government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  Securities in these categories are classified as “investment securities” for financial reporting purposes.  The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae, as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government agencies or government-sponsored enterprises. Also permitted are investments in securities issued or backed by the Small Business Administration, United States Department of Agriculture and mortgage-related mutual funds.  As of December 31, 2014, we held no asset-backed securities (securities collateralized by automobile loans, credit card receivables and home equity loans), no preferred securities issued by either Fannie Mae or Freddie Mac and no private-label mortgage backed securities.  Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall investment securities yields, manage interest rate risk, ensure adequate liquidity for loan demand, deposit fluctuations and other changes to our balance sheet, and provide collateral for our long-term debt needs.

At December 31, 2014, we did not have any securities from an issuer (other than securities issued by the U. S. Governments or by its agencies) that had an aggregate book value of more than 10% of our consolidated stockholders’ equity.

FASB ASC Topic 320-10-25, “Accounting for Certain Investments in Debt and Equity Securities,” requires that, at the time of purchase and at each balance sheet date thereafter, we designate a security as held to maturity, available-for-sale, or trading, depending on our ability and intent.  Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not have a trading portfolio.  During 2014, the Company reclassified its held to maturity portfolio as available-for-sale.  In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held to maturity for a period of two years.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”).  Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans if such funds are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk.  After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies.  We are currently analyzing the impact of the Volcker Rule on our investment portfolio, and if any changes are required to our investment strategies that could negatively affect our earnings.  The Volcker Rule has had no impact on our investment portfolio or earnings.

Mortgage-Backed Securities.  We invest in government-sponsored enterprise (“GSE”) mortgage-backed securities to generate positive interest rate spreads with minimal administrative expense, lower credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae and Ginnie Mae, and increase liquidity.  We invest primarily in mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae.  At December 31, 2014, our mortgage-backed securities portfolio had a fair value of $55.3 million, and consisted of pass-through securities.

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

Collateralized Mortgage Obligations.  Government-sponsored enterprise collateralized mortgage obligations (CMO’s) are types of debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics.  The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. Our practice is to limit fixed-rate CMO investments primarily to the early-to-intermediate tranches, which have the greatest cash flow stability.  Floating rate CMOs are purchased with emphasis on the relative trade-offs between lifetime interest rate caps, prepayment risk and interest rates.  At December 31, 2014, our collateralized mortgage obligation portfolio had a fair value of $57.8 million.

Municipal Bonds.  At December 31, 2014, we held $4.0 million in bonds issued by states and political subdivisions, which were classified as available for sale at fair value.  Although municipal bonds may offer a higher yield than a U.S. Treasury or agency security of comparable duration, these securities also have a higher risk of default due to adverse changes in the creditworthiness of the issuer.  In recognition of this potential risk, we generally limit investments in municipal bonds to issues that are insured unless the issuer is a local government entity within our service area.  Such local entity obligations generally are not rated, and are subject to internal credit reviews.  In, addition our investment policy imposes an investment limitation of $1.5 million per municipal bond and a limitation equal to our loan-to-one borrower limitation for bond anticipation notes and tax anticipation notes.

Equity Securities.  At December 31, 2014, our equity securities consisted of Federal Home Loan Bank of New York common stock and mutual funds.  We hold the Federal Home Loan Bank of New York common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of New York’s advance program.  There is no market for the common stock, but it is the current practice of the Federal Home Loan Bank of New York to redeem shares at par value.  The aggregate fair value of our Federal Home Loan Bank of New York common stock as of December 31, 2014 was $503,000 based on its par value.  No unrealized gains or losses have been recorded because the par value of the common stock represents its fair value.  Our mutual funds consist solely of Shay Asset Management Funds.

U.S. Government Agency Securities.  At December 31, 2014, we held U.S. government agency securities available for sale with a fair value of $86.9 million. Generally, these securities have short- to medium-term maturities (one to five years) and may have call or step-up features.  While these securities generally provide lower yields than other investments such as mortgage-backed securities, our current investment strategy is to maintain investments in such instruments to the extent appropriate for liquidity purposes, as collateral for borrowings, and for prepayment protection.

Small Business Administration (SBA) Securities .  At December 31, 2014, we held SBA securities available for sale with a fair value of $17.2 million. Generally, these securities have medium to long-term maturities (five years or greater) with fixed or adjustable rates.  These securities are unconditionally guaranteed as to timely principal and interest payments by the full faith and credit of the U. S. government.

Other-Than-Temporary Impairment of Securities.  For the years ended December 31, 2014 and 2013, there was no charge against operating results for other-than-temporarily impaired securities.

The following table sets forth the composition of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
GSE mortgage-backed securities	$54,519	$55,306	$14,794	$15,463	$32,340	$34,721
GSE collateralized mortgage obligations	58,574	57,826	64,120	61,622	50,846	52,134
U.S. Government obligations	88,315	86,944	141,836	136,783	126,524	127,053
Corporate debt obligations	-	-	4,493	4,501	6,603	6,753
Mutual funds	850	892	903	945	4,909	4,948
Municipal debt obligations	4,038	4,012	6,828	6,719	6,171	6,256
SBA pools	17,255	17,255	1,097	1,093	1,427	1,439
Total securities available-for-sale	$223,551	$222,235	$234,071	$227,126	$228,820	$233,304

Securities held-to-maturity:
GSE mortgage-backed securities	$-	$-	$188	$208	$429	$469
Corporate debt obligations	-	-	1,193	1,396	1,192	1,502
Municipal debt obligations	-	-	15,910	16,278	28,318	28,953
Total securities held-to-maturity	$-	$-	$17,291	$17,882	$29,939	$30,924
22

The following tables show the gross unrealized losses and fair value, and the length of time that individual securities have been in a continuous unrealized loss position, for our available-for-sale investment securities at the dates indicated.

	At December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

GSE mortgage-backed securities	$15,902	$48	$-	$-	$15,902	$48
GSE collateralized mortgage obligations	3,428	81	31,281	861	34,709	942
U. S. Government obligations	41,466	490	43,460	899	84,926	1,389
Corporate debt obligations	-	-	-	-	-	-
Municipal debt obligations	871	10	834	22	1,705	32
SBA pools	4,445	62	-	-	4,445	62
Total	$66,112	$691	$75,575	$1,782	$141,687	$2,473

	At December 31, 2013
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

GSE mortgage-backed securities	$1,629	$82	$33	$1	$1,662	$83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
U. S. Government obligations	126,055	4,590	8,006	479	134,061	5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

At December 31, 2013, there were no held-to-maturity investment securities with gross unrealized losses.

At December 31, 2014, there were 42 securities in the less-than-twelve-months unrealized loss category and 45 securities in the twelve-months-or-more unrealized loss category for the available-for-sale portfolio.  Included in the 42 securities in the less-than-twelve month category for available-for-sale securities are: (a) 21 U. S. government obligations; (b) four municipal debt obligations; (c) four SBA pools; (d) ten mortgage-backed securities; and (f) three collateralized mortgage obligations.  Included in the 45 securities in the twelve-months-or-more category are: (a) 23 U. S. government obligations; (b) three municipal debt obligations; and (c) 19 collateralized mortgage obligation.

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

As of December 31, 2014 and 2013, management believed that the unrealized losses of the securities noted above were primarily dependent on movements in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government-sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  We did not intend to sell and expect that it is not more likely than not that we would be required to sell these investment securities prior to an anticipated recovery in fair value.  Accordingly, management did not believe any individual unrealized loss as of December 31, 2014 and 2013, represented an other-than-temporary impairment.

Portfolio Maturities and Yields.  The composition and maturities of the investment debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2014 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis, assuming a federal income tax rate of 34.0%.  At December 31, 2014, the non-tax adjusted weighted average yield on total state and municipal securities was 2.54%.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$-	-%	$259	4.64%	$96	2.50%	$54,164	2.42%	$54,519	$55,306	2.43%
Collateralized mortgage obligations	-	-	2,634	1.84	7,404	1.89	48,536	1.80	58,574	57,826	1.81
U.S. government obligations	-	-	58,856	1.27	29,459	1.70	-	-	88,315	86,944	1.41
Corporate debt obligations	-	-	-	-	-	-	-	-	-	-	-
Mutual funds	850	1.23	-	-	-	-	-	-	850	892	1.23
Municipal debt obligations	306	4.55	1,855	3.77	1,877	3.80	-	-	4,038	4,012	3.85
SBA pools	-	-	-	-	185	2.88	17,070	2.18	17,255	17,255	2.19
Total securities available for sale	$1,156	2.11%	$63,604	1.38%	$39,021	1.84%	$119,770	2.13%	$223,551	$222,235	1.87%

Securities held to maturity:
Mortgage-backed securities	$-	-%	$-	-%	$-	-%	$-	-%	$-	$-	-%
Corporate debt obligations	-	-	-	-	-	-	-	-	-	-	-
Municipal debt obligations	-	-	-	-	-	-	-	-	-	-	-
Total securities held to maturity	$-	-%	$-	-%	$-	-%	$-	-%	$-	$-	-%

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

Our deposits are obtained predominantly from the areas in which our branch offices are located.  We rely on our customer service and competitive pricing to attract and retain these deposits.  We accept certificates of deposit in excess of $100,000 for which we may provide preferential rates.  At December 31, 2014, we had no brokered certificates of deposits.  In addition, at December 31, 2014, we had $142.2 million in deposits from municipalities and school boards within the State of New Jersey.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2014			2013			2012
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$48,341	10.17%	-%	$42,739	8.19%	-%	$39,301	7.09%	-%
Savings	85,913	18.07	0.33	111,219	21.31	0.56	106,469	19.22	0.65
NOW accounts	150,415	31.64	0.41	152,279	29.17	0.42	168,150	30.35	0.82
Super NOW accounts	37,466	7.88	0.26	43,740	8.38	0.35	44,548	8.04	0.54
Money market deposit	56,545	11.90	0.31	63,811	12.22	0.40	72,051	13.00	0.63
Total transaction accounts	378,680	79.66	0.31	413,788	79.27	0.40	430,519	77.70	0.64

Certificates of deposit	96,700	20.34	1.44	108,239	20.73	1.45	123,571	22.30	1.60

Total deposits	$475,380	100.00%	0.53%	$522,027	100.00%	0.62%	$554,090	100.00%	0.86%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $36.8 million.  The following table sets forth the maturity of those certificates of deposit as of December 31, 2014.

Certificates of Deposits in Amounts Greater than or Equal to $100,000	At December 31, 2014
(In thousands)

Three months or less	$5,951
Over three months through six months	4,136
Over six months through one year	5,733
Over one year to three years	16,916
Over three years	4,016

Total	$36,752

At December 31, 2014, $46.1 million of our certificates of deposit had maturities of one year or less.

Borrowings.  Our borrowings consist of short-term and long-term Federal Home Loan Bank advances.  The following table sets forth information concerning the borrowing balances and interest rates at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at end of year	$-	$-	$-
Average balance during year	$4,445	$7,557	$1,836
Maximum outstanding at any month end	$24,670	$34,020	$2,000
Weighted average interest rate at end of year	-%	-%	-%
Average interest rate during year	0.38%	0.38%	1.91%

At December 31, 2014, there was no outstanding balance of borrowings from the FHLB.

At December 31, 2014, we had the ability to borrow approximately $162.5 million under our credit facilities with the Federal Home Loan Bank of New York of which no balance was outstanding.

Employees

As of December 31, 2014, we had 93 full-time employees and 9 part-time employees.  The employees are not represented by a collective bargaining unit and we believe we have a good working relationship with our employees.

Subsidiary Activities

Cohansey Bridge, LLC is a wholly owned subsidiary of Colonial Bank, FSB.  It is a New Jersey corporation that was formed in 2012 to invest hold and sell foreclosed real estate.

COBK Investments, LLC was a wholly owned subsidiary of Colonial Bank, FSB that was liquidated in August 2014.

FEDERAL AND STATE TAXATION

Tax Allocation

Colonial Bank, FSB, Colonial Financial Services, Inc. and Cohansey Bridge, LLC have established a method for allocating and for reimbursing the payment of their consolidated tax liability.

Federal Taxation

General.  Colonial Financial Services, Inc., Colonial Bank, FSB, COBK Investments, LLC and Cohansey Bridge, LLC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Colonial Financial Services Inc.’s and Colonial Bank, FSB’s federal tax returns are not currently under audit, and have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules.

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

At December 31, 2014, our total federal pre-1988 base year reserve was approximately $1.5 million.  However, under current law, base-year reserves remain subject to recapture if Colonial Bank, FSB makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

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

Net Operating Loss Carryovers.  Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  However, subject to certain limitations, the carryback period for net operating losses incurred in 2008 or 2009 (but not both years) was expanded to five years.  At December 31, 2014, Colonial Bank, FSB had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Colonial Financial Services, Inc. may exclude from its federal taxable income 100% of dividends received from Colonial Bank, FSB as a wholly owned subsidiary.

Capital Loss Carryovers.  Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years.  At December 31, 2014, Colonial Financial Services, Inc. and its subsidiaries have federal capital loss carryforwards of approximately $195,000 expiring in 2015.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.

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

At December 31, 2014, Colonial Bank, FSB has New Jersey net operating loss carryforwards of $19.2 million, of which $3.2 million expires in 2015 and the balance expires from 2029 through 2032.  New Jersey net operating losses occurring for periods before January 1, 2009 can be carried forward for seven succeeding years and net operating losses accruing for periods after January 1, 2009 may be carried forward 20 succeeding tax years.  At December 31, 2014, the Company has recorded a valuation allowance of approximately $324,000 against the deferred tax assets attributable to the New Jersey net operating loss carryforwards.

At December 31, 2014, Colonial Bank, FSB had New Jersey capital loss carryforwards of $115,000.  For New Jersey purposes, capital losses can be carried back three years and carried forward five succeeding years.  At December 31, 2014, the Company has recorded a full valuation allowance of $12,000 for the state capital loss carryforwards.

Colonial Financial Services, Inc. is not currently under audit with respect to their state income tax returns and their state income tax returns have not been audited for the past five years.  Colonial Bank, FSB is not currently under audit with respect to their state income tax returns.

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

On May 30, 2013, Colonial Bank, FSB was notified by the Office of the Comptroller of the Currency that it established minimum capital ratios for Colonial Bank, FSB requiring it to maintain a Tier 1 capital to adjusted total assets ratio of 9.50%, a Tier 1 capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-weighted assets ratio of 13.00%.  As of December 31, 2014, Colonial Bank, FSB’s ratios for these items were 11.06%, 23.57% and 24.83%, respectively.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions.  The final rule was effective January 1, 2015.  The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

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

At December 31, 2014, Colonial Bank, FSB’s capital exceeded all applicable requirements.

Loans to One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2014, Colonial Bank, FSB was in compliance with the loans-to-one-borrower limitations.

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

At December 31, 2014, Colonial Bank, FSB met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework.  Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:”  (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).  We anticipate that the Bank will meet the requirements for being considered “well capitalized.”

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended December 31, 2014 equaled 0.15 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System.  Colonial Bank, FSB is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending.  As a member of the Federal Home Loan Bank of New York, Colonial Bank, FSB is required to acquire and hold shares of capital stock in the Federal Home Loan Bank.  As of December 31, 2014, Colonial Bank, FSB was in compliance with this requirement.

Qualified Mortgages and Retention of Credit Risk.  The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage“ definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

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

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts.  At December 31, 2014, Colonial Bank, FSB was in compliance with these reserve requirements.

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

37

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

ITEM 1A.               Risk Factors

Not applicable, as Colonial Financial Services, Inc. is a “Smaller Reporting Company.”

ITEM 2.                  Properties

The following table provides certain information with respect to our banking offices as of December 31, 2014:

Location	Owned or Leased	Net Book Value of Real Property
		(In thousands)
Main Office:
2745 S. Delsea Drive Vineland, New Jersey 08360	Owned	$4,586

Branch Offices:
85 West Broad Street Bridgeton, New Jersey 08302	Owned	$368

339 Main Street Cedarville, New Jersey 08311	Owned	$245

1107 North High Street Millville, New Jersey 08332	Owned	$211

227 Bridgeton Pike Mantua, New Jersey 08051	Owned	$440

271 Lambs Road Sewell, New Jersey 08080	Owned	$274

Route 77 and Big Oak Road Upper Deerfield Township, New Jersey 08302	Owned	$665

1771 South Lincoln Avenue Vineland, New Jersey 08361	Owned	$291

125 West Landis Avenue Vineland, New Jersey 08360	Owned	$330

The net book value of our premises, land and equipment was approximately $7.4 million at December 31, 2014.

ITEM 3.                  Legal Proceedings

As of December 31, 2014, we are currently involved in a lawsuit by a former employee.  On March 4, 2013, Denise Davis filed a civil action against Colonial Federal Savings Bank and John Does 1-5 and 6-10 in Superior Court of New Jersey Cumberland County pursuant to the New Jersey Law Against Discrimination requesting compensatory damages, punitive damages, interest, cost of suit, attorneys’ fees, enhanced attorney’s fees, equitable reinstatement, equitable back pay and equitable front pay.  Ms. Davis claims to have suffered both non-economic losses for pain, embarrassment, upset and humiliation, as well as economic losses related to unemployment due to her termination.

We are vigorously defending the claim.  At this time, we are unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

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

Our common stock is listed on the Nasdaq Global Market under the symbol “COBK.” As of December 31, 2014, we had fifteen registered market makers, 375 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 3,860,209 shares outstanding. The following table sets forth market price and dividend information for our common stock.

Year Ended December 31, 2014	High	Low	Cash Dividends Declared
First Quarter	$13.50	$10.30	$-
Second Quarter	$13.94	$11.01	$-
Third Quarter	$13.97	$12.72	$-
Fourth Quarter	$13.40	$12.79	$-

Year Ended December 31, 2013	High	Low	Cash Dividends Declared
First Quarter	$13.75	$13.06	$-
Second Quarter	$14.30	$13.30	$-
Third Quarter	$17.00	$13.24	$-
Fourth Quarter	$14.41	$12.94	$-

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

There were no sales of unregistered securities during the quarter ended December 31, 2014.

There were no active stock repurchase programs of common stock during the quarter and year ended December 31, 2014.

ITEM 6.                  Selected Financial Data

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:

Total assets	$541,624	$583,157	$623,596	$603,814	$590,342
Cash and amounts due from banks	16,686	23,404	26,418	7,893	18,982
Investment securities held to maturity	-	17,291	29,939	37,992	38,214
Investment securities available for sale	222,235	227,126	233,304	228,543	183,311
Loans receivable, net	267,789	276,154	297,182	297,570	319,987
Deposits	475,380	522,027	554,090	520,703	512,836
Borrowings	-	-	-	10,045	7,000
Stockholders’ equity	63,837	59,163	68,037	71,685	69,412

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:

Interest income	$15,536	$18,129	$21,407	$24,067	$26,292
Interest expense	2,651	3,848	5,431	7,154	9,216
Net interest income	12,885	14,281	15,976	16,913	17,076
Provision for loan losses	33	5,699	6,496	1,860	1,340
Net interest income after provision for loan losses	12,852	8,582	9,480	15,053	15,736
Non-interest income	2,326	2,755	1,844	1,809	1,574
Non-interest expense	13,971	14,799	14,395	12,376	11,747
Income (loss) before income taxes	1,207	(3,462)	(3,071)	4,486	5,563
Income tax expense (benefit)	672	(1,637)	(1,322)	1,179	1,693
Net income (loss)	$535	$(1,825)	$(1,749)	$3,307	$3,870

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.10%	(0.30)%	(0.28)%	0.55%	0.67%
Return on average equity	0.85%	(2.87)%	(2.46)%	4.64%	6.83%
Interest rate spread (1)	2.47%	2.46%	2.74%	2.90%	3.05%
Net interest margin (2)	2.54%	2.54%	2.83%	3.06%	3.21%
Efficiency ratio (3)	91.85%	86.87%	80.78%	66.07%	62.99%
Noninterest expense to average total assets	2.69%	2.42%	2.29%	2.06%	2.02%
Average interest-earning assets to average interest-bearing liabilities	114.34%	111.62%	109.79%	112.92%	109.33%

Asset Quality Ratios:
Non-performing assets as a percent of total assets	1.77%	2.88%	2.96%	1.53%	1.86%
Non-performing loans as a percent of total loans	2.71%	4.79%	4.35%	2.03%	3.31%
Allowance for loan losses as a percent of non-performing loans	58.14%	43.16%	31.55%	81.70%	33.05%
Allowance for loan losses as a percent of total loans	1.58%	2.07%	1.37%	1.66%	1.09%
Net charge-offs to average loans outstanding	(0.59)%	(1.37)%	(2.50)%	(0.12)%	(0.12)%

Capital Ratios:
Total risk-based capital (to risk weighted assets)	24.83%	20.45%	20.55%	19.99%	18.39%
Tier 1 risk-based capital (to risk weighted assets)	23.57%	19.19%	19.30%	19.27%	17.64%
Tangible capital (to tangible assets)	11.06%	9.74%	10.00%	10.82%	10.44%
Tier 1 leverage (core) capital (to adjusted tangible assets)	11.06%	9.74%	10.00%	10.82%	10.44%
Equity to total assets	11.79%	10.15%	10.91%	11.87%	11.76%

Other Data:
Number of full service offices	9	9	9	9	9
Dividends declared per share	$—	$—	$—	$—	$—

Earnings (loss) per share:
Basic and diluted	$0.14	$(0.49)	$(0.46)	$0.83	$0.97

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have established a systematic method of periodically reviewing the credit quality of the loan portfolio in order to establish an allowance for losses on loans.  The allowance for losses on loans is based on our current judgments about the credit quality of individual loans and segments of the loan portfolio.  The allowance for losses on loans is established through a provision for loan losses based on our evaluation of the probable losses inherent in the loan portfolio, and considers all known internal and external factors that affect loan collectability as of the reporting date.  Our evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loan loss experience, our knowledge of inherent losses in the portfolio that are probable and reasonably estimable and other factors that warrant recognition in providing an appropriate loan loss allowance.  Management believes this is a critical accounting policy because this evaluation involves a high degree of complexity and requires us to make subjective judgments that often require assumptions or estimates about various matters.  Historically, we believe our estimates and assumptions have proven to be relatively accurate.  For example, over the past three years, our allowance for loan losses as a percentage of total loans outstanding has ranged from 1.37% to 2.07%, while our net charge-offs as a percentage of average loans outstanding has ranged from (0.12%) to (1.37%).  Nevertheless, because a small number of non-performing loans could result in net charge-offs significantly in excess of the estimated losses inherent in our loan portfolio, you should not place undue reliance on the accuracy of past estimates.

The analysis of the allowance for loan losses has three components: specific allocations, general allocations and an unallocated component.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allowance.  The principal assumption used in deriving the allowance for loan losses is the estimate of loss content for each risk rating.  To illustrate, if recent loss experience dictated that the projected loss ratios changed by 10% (of the estimate) across all risk ratings, the allocated allowance as of December 31, 2014 would have changed by approximately $158,000.  Actual loan losses may be significantly more than the allowances we have established, which could have a material negative effect on our financial results.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Comparison of Financial Condition at December 31, 2014 and 2013

Total assets decreased $41.6 million, or 7.1%, to $541.6 million at December 31, 2014 from $583.2 million at December 31, 2013.  The decrease was the result of decreases in cash and cash and amounts due from banks, investment securities available-for-sale, investment securities held-to-maturity, net loans receivable, real estate owned, Federal Home Loan Bank stock, office properties and equipment, net deferred tax asset and accrued interest receivable, offset by increases in bank-owned life insurance.

Net loans receivable decreased by $8.4 million, or 3.0%, to $267.8 million at December 31, 2014 from $276.2 million at December 31, 2013.  One- to four-family residential real estate loans increased $776,000, or 0.5%, to $150.5 million at December 31, 2014 from $149.7 million at December 31, 2013.  Commercial real estate loans decreased $14.0 million, or 17.6%, to $65.6 million at December 31, 2014 from $79.6 million at December 31, 2013.  Home equity loans and lines of credit decreased $2.1 million, or 8.0%, to $24.3 million at December 31, 2014 from $26.4 million at December 31, 2013.  Construction and land loans decreased $559,000, or 6.5%, to $8.1 million at December 31, 2014 from $8.7 million at December 31, 2013.  Commercial loans increased $921,000, or 5.3%, to $18.2 million at December 31, 2014 from $17.3 million at December 31, 2013.

Investment securities available for sale decreased $4.9 million, or 2.1%, to $222.2 million at December 31, 2014 from $227.1 million at December 31, 2013.  The decrease was the result of sales in the amount of $57.6 million of investment securities available for sale, $17.9 million in calls and maturities of investment securities available for sale, $22.2 million in principal amortization and accretion of discounts and premiums in the amount of $703,000 offset by purchases of $75.8 million of mortgage-backed and investment securities available for sale, an increase in the market value of investment securities available for sale of $5.6 million and transfers from the held to maturity portfolio in the amount of $10.0 million.   In addition, securities held to maturity decreased $17.3 million, or 100.0% to $0.0 million at December 31, 2014 from $17.3 million at December 31, 2013.  The decrease in securities held to maturity was the result of principal amortization of $36,000 and $7.3 million in calls and maturities of investment securities held to maturity and the transfers to the available to sale portfolio in the amount of $10.0 million.

Other assets decreased by $294,000 to $3.7 million at December 31, 2014 from $4.0 million at December 31, 2013.  The decrease was mainly due to the decrease in prepaid income taxes.  Cash and amounts due from banks decreased by $6.7 million to $16.7 million at December 31, 2014 from $23.4 million at December 31, 2013.

We invest in bank-owned life insurance to provide a funding source for benefit plan obligations.  Bank-owned life insurance also generally provides non-interest income that is nontaxable.  Federal regulations generally limit the investment in bank-owned life insurance to 25% of the sum of Colonial Bank, FSB’s tier 1 capital and its allowance for loan losses.  At December 31, 2014, this limit was $16.0 million. The Bank is the owner of the policies and shares proceeds of the policies in a split dollar arrangement with the beneficiary of the insured employee or director.  The amount of the split dollar arrangement is equal to three times the annual base salary of the insured at the time of his or her death less $50,000 for an employee and $250,000 for a director.

Deposits decreased $46.6 million, or 8.9%, to $475.4 million at December 31, 2014 from $522.0 million at December 31, 2013.  NOW accounts decreased $1.9 million, or 1.2%, to $150.4 million at December 31, 2014 from $152.3 million at December 31, 2013.  Money market deposit accounts decreased $7.3 million, or 11.4%, to $56.5 million at December 31, 2014 from $63.8 million at December 31, 2013.  Savings accounts decreased $25.3 million, or 22.8%, to $85.9 million at December 31, 2014 from $111.2 million at December 31, 2013.  Certificates of deposit decreased $11.5 million, or 10.6%, to $96.7 million at December 31, 2014 from $108.2 million at December 31, 2013.  Non-interest bearing demand accounts increased $5.6 million, or 13.1% to $48.3 million at December 31, 2014 from $42.7 million at December 31, 2013.  Super NOW accounts decreased $6.2 million, or 14.2%, to $37.5 million at December 31, 2014 from $43.7 million at December 31, 2013.

There were no borrowings outstanding as of December 31, 2014 and 2013, as we have not required excess liquidity to fund our operations.

Total stockholders’ equity increased $4.6 million to $63.8 million at December 31, 2014 from $59.2 million at December 31, 2013.  This increase was attributable to net income of $535,000 and an increase in other comprehensive income of $3.7 million.  Accumulated other comprehensive income increased by $3.7 million to a loss of $790,000 at December 31, 2014 from a loss of $4.5 million at December 31, 2013 as a result of a decrease in unrealized losses on investment securities available for sale.  Because of interest rate volatility, accumulated other comprehensive income (loss) could materially fluctuate for future interim periods and years depending on economic and interest rate conditions.

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

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans	$269,858	$12,071	4.47%	$290,975	$13,616	4.68%	$294,828	$15,682	5.32%
Securities:
Taxable	227,360	3,274	1.44%	248,221	4,060	1.64%	238,255	5,117	2.15%
Tax-exempt	9,071	191	2.11%	23,576	453	1.92%	30,501	608	1.99%
Total interest-earning assets	506,289	15,536	3.07%	562,772	18,129	3.22%	563,584	21,407	3.81%
Noninterest-earning assets	48,233			50,623			64,408
Total assets	$554,522			$613,395			$627,992

Interest-bearing liabilities:
Savings accounts	$85,820	284	0.33%	$108,803	632	0.58%	$107,725	774	0.72%
NOW accounts	194,385	735	0.38%	204,865	1,185	0.58%	194,450	1,633	0.84%
Money market deposits	55,237	164	0.30%	67,425	287	0.43%	70,241	532	0.76%
Certificates of deposit	102,904	1,451	1.41%	115,527	1,715	1.48%	139,068	2,457	1.77%
Total interest-bearing deposits	438,346	2,634	0.60%	496,620	3,819	0.77%	511,484	5,396	1.05%
Borrowings	4,445	17	0.38%	7,557	29	0.38%	1,836	35	1.91%
Total interest-bearing liabilities	442,791	2,651	0.60%	504,177	3,848	0.76%	513,320	5,431	1.06%
Noninterest-bearing liabilities	48,781			45,649			43,575
Total liabilities	491,572			549,826			556,895
Equity	62,950			63,569			71,097
Total liabilities and equity	$554,522			$613,395			$627,992

Net interest income		$12,885			$14,281			$15,976
Interest rate spread (1)			2.47%			2.46%			2.74%
Net interest-earning assets (2)	$63,498			$58,595			$50,264
Net interest margin (3)			2.54%			2.54%			2.83%
Average interest-earning assets to average interest-bearing liabilities	114.34%			111.62%			109.79%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Net	Increase (Decrease) Due to		Net
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$(961)	$(584)	$(1,545)	$(203)	$(1,863)	$(2,066)
Securities:
Taxable	(324)	(462)	(786)	225	(1,282)	(1,057)
Tax-exempt	(310)	48	(262)	(134)	(21)	(155)
Total interest-earning assets	(1,595)	(998)	(2,593)	(112)	(3,166)	(3,278)

Interest-bearing liabilities:
Savings accounts	(115)	(233)	(348)	8	(150)	(142)
NOW accounts	(58)	(392)	(450)	93	(541)	(448)
Money market deposit	(46)	(77)	(123)	(20)	(225)	(245)
Certificates of deposit	(181)	(83)	(264)	(382)	(360)	(742)
Total interest-bearing deposits	(400)	(785)	(1,185)	(301)	(1,276)	(1,577)
Borrowings	(12)	-	(12)	(8)	2	(6)
Total interest-bearing liabilities	(412)	(785)	(1,197)	(309)	(1,274)	(1,583)

Net change in interest income	$(1,183)	$(213)	$(1,396)	$197	$(1,892)	$(1,695)

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General.  We experienced net income of $535,000 for the year ended December 31, 2014 compared to a net loss of $1.8 million for the year ended December 31, 2013.  The principal reason for the increase in income for the year ended December 31, 2014 was a reduction in the provision for loan losses of $5.7 million.  Also, net interest income decreased by $1.4 million to $12.9 million for the year ended December 31, 2014 from $14.3 million for the year ended December 31, 2013, non-interest income decreased $429,000 to $2.3 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013 and non-interest expense decreased by $828,000 to $14.0 million for the year ended December 31, 2014 from $14.8 million for the year ended December 31, 2013.

Interest Income.  Interest income decreased $2.6 million to $15.5 million for the year ended December 31, 2014 from $18.1 million for the year ended December 31, 2013.  The decrease in interest income resulted from a $1.5 million decrease in interest income on loans and a decrease of $1.0 million on investment securities and mortgage-backed securities.

Interest income on loans decreased $1.5 million, or 11.3%, to $12.1 million for the year ended December 31, 2014 from $13.6 million for the year ended December 31, 2013.  This decrease resulted from a 21 basis point decrease in the average yield on loans to 4.47% for the year ended December 31, 2014 from 4.68% for the year ended December 31, 2013 along with a decrease in the average balance of loans of $21.1 million, or 7.3%, to $269.9 million for the year ended December 31, 2014 from $291.0 million for the year ended December 31, 2013.

Interest income on securities decreased by $1.0 million to $3.5 million for the year ended December 31, 2014 from $4.5 million for the year ended December 31, 2013.  The decrease in interest income on securities was due to a decrease in the average yield on taxable and tax-exempt securities of 19 basis points to 1.47% for the year ended December 31, 2014 from 1.66% for the year ended December 31, 2013, along with a decrease in the average balance of taxable and tax-exempt securities to $236.4 million for the year ended December 31, 2014 from $271.8 million for the year ended December 31, 2013.  The yields on tax-exempt securities are not tax-affected.

Interest Expense. Interest expense decreased $1.2 million, or 31.1%, to $2.6 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013.

Interest expense on interest-bearing deposits decreased by $1.2 million, or 31.0%, to $2.6 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013.  The decrease in interest expense on interest-bearing deposits was due to a decrease of 17 basis points in the average rate paid on interest-bearing deposits to 0.60% for the year ended December 31, 2014 from 0.77% for the year ended December 31, 2013.  We experienced decreases in the average cost across all categories of interest-bearing deposits for the year ended December 31, 2014.  This was augmented by a $58.3 million, or 11.7%, decrease in the average balance of interest-bearing deposits to $438.3 million for the year ended December 31, 2014 from $496.6 million for the year ended December 31, 2013.

Interest expense on borrowings decreased $12,000 to $17,000 for the year ended December 31, 2014 from $29,000 for the year ended December 31, 2013.  This decrease was due to a decrease in the average balance of borrowings to $4.4 million for the year ended December 31, 2014 from $7.6 million for the year ended December 31, 2013.

Net Interest Income.  Net interest income decreased by $1.4 million, or 9.8%, to $12.9 million for the year ended December 31, 2014 from $14.3 million for the year ended December 31, 2013.

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

Based on our evaluation of the above factors, we recorded a provision for loan losses of $33,000 for the year ended December 31, 2014 and a provision for loan losses of $5.7 million for the year ended December 31, 2013.  For the year ended December 31, 2014, the Bank recorded recoveries on several loans that were previously written down.  These recoveries helped to reduce the current year’s loan loss provision.  The allowance for loan losses was $4.3 million, or 1.58% of total loans, at December 31, 2014, compared to $5.9 million, or 2.07% of total loans, at December 31, 2013.

Our balance of loans we evaluated individually for impairment decreased to $15.1 million at December 31, 2014 from $25.3 million at December 31, 2013, although we provided specific allowances on loans with principal balances of $5.9 million as of December 31, 2014 and $3.9 million as of December 31, 2013.  At December 31, 2014 and 2013, all nonaccrual loans were individually evaluated for impairment.

The allowance for loan losses represented 58.14% of nonperforming loans at December 31, 2014 and 43.16% of nonperforming loans at December 31, 2013.  As a result of our recent decrease in nonperforming loans and an increase in our loan recoveries, we experienced net charge-offs of $1.6 million for the year ended December 31, 2014 and $4.0 million for the year ended December 31, 2013.  In addition, at December 31, 2014, approximately 78% of our non-performing loans were one- to four-family residential and home equity real estate loans and 22% of our non-performing loans were commercial real estate, construction and land loans and commercial loans.

To the best of our knowledge, we have recorded all losses that are both probable and reasonable to estimate at December 31, 2014 and 2013.  However, future changes in the factors described above, including, but not limited to, actual loss experience with respect to our loan portfolio (including residential and commercial real estate loans) could result in material increases in our provisions for loan losses.

Non-interest Income.  Non-interest income decreased $429,000 to $2.3 million for the year ended December 31, 2014 compared to $2.8 million for the year ended December 31, 2013.  Fees and service charges on deposit accounts decreased by $72,000 to $1.1 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013.  Net gains on the sales and calls of investment securities decreased to $704,000 for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013.

Non-interest Expense.  Non-interest expense decreased $828,000, or 5.6%, to $14.0 million for the year ended December 31, 2014 from $14.8 million for the year ended December 31, 2013.  Compensation and benefits expense decreased by $1.2 million to $5.7 million for the year ended December 31, 2014 from $6.9 million for the year ended December 31, 2013.  This decrease was mainly due to the reduction in staff that occurred in the first quarter of 2014 along with reduced expenses from the ESOP and the 401k plans, and the lower expenses regarding the director retirement plan.  Occupancy and equipment expense remained level at $1.6 million for the years ended December 31, 2014 and 2013.  Data processing expense increased $86,000 to $1.1 million for the year ended December 31, 2014 from $968,000 for the year ended December 31, 2013.  Federal Deposit Insurance Corporation insurance premiums decreased by $15,000 to $718,000 for the year ended December 31, 2014 from $733,000 for the year ended December 31, 2013.  This decrease was due to the decreased insurance premium as a result of a reduction of our insurable deposits.  Professional fees decreased by $172,000 to $1.1 million for the year ended December 31, 2014 from $1.3 million for the year ended December 31, 2013.  This decrease was due to lower consultant fees, legal expenses and loan collection expenses offset by an increase in auditing and accounting fees.  Real estate owned expense decreased to $1.2 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013.  This decrease is due to the lower additions to the allowance for losses on real estate owned and lower expenses on real estate owned for the year ended December 31, 2014 offset by losses on the sale of real estate owned.  Merger related expenses totaled $1.1 million for the year ended December 31, 2014, including financial advisory and legal expenses solely related to the merger.  Other expenses decreased $231,000 to $1.3 million for the year ended December 31, 2014.  This decrease was mainly attributable to decreases in appraisal expense, training and education expense, advertising expense, postage expense and correspondent bank expense, offset by an increase in supervisory examination expense.

Income Tax Expense. We recorded income tax expense of $672,000 for the year ended December 31, 2014, compared to a benefit of $1.6 million for the year ended December 31, 2013, reflecting effective tax rates of 55.7% and (47.3)%, respectively.  The increased effective tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 was mainly due to the nondeductibility of certain merger-related expenses in the calculation of the tax expense.

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

The table below sets forth, as of December 31, 2014, the estimated changes in our EVE that would result from the designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest		Estimated Increase (Decrease)		EVE as a Percentage of Present Value of Assets (3)
Rates (basis points)		in EVE		EVE	Increase (Decrease)
(1)	Estimated EVE (2)	Amount	Percent	Ratio (4)	(basis points)
	(Dollars in thousands)
+400	$46,511	$(36,988)	-44%	9.77%	-549	bp
+300	66,295	(27,204)	-32%	11.43%	-383	bp
+200	66,372	(17,027)	-20%	12.99%	-227	bp
+100	76,244	(7,255)	-8%	14.40%	-86	bp
—	83,499	-	-%	15.26%	-	bp
-100	93,742	10,243	12%	16.69%	143	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates, we would experience a 12% increase in the economic value of equity.  In the event of a 200 basis point increase in interest rates, we would experience a 20% decrease in the economic value of equity.  Both of these calculations are based on the calculated economic value of equity of $83.5 million at December 31, 2014.

In addition to modeling changes in our portfolio value of equity, we also run simulations on our net interest income for a twelve-month period under rising and falling interest rate scenarios.  The table below sets forth the changes in our net interest income that would result from the designated instantaneous changes in the United States Treasury yield curve at December 31, 2014.  As with the market value portfolio equity simulation model, the changes in net interest income are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points)	Estimated Net	Estimated Increase (Decrease) in Net Interest Income
(1)	Interest Income	Amount	Percent
	(Dollars in thousands)

+400	$10,762	$(2,217)	-17.08%
+300	11,582	(1,397)	-10.77%
+200	12,314	(665)	-5.12%
+100	12,743	(236)	-1.81%
—	12,979	-	-
-100	12,231	(748)	-5.76%

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

We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $16.7 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $222.2 million at December 31, 2014.  In addition, at December 31, 2014, we had the ability to borrow approximately $162.5 million from the Federal Home Loan Bank of New York.  On that date, we had no advances outstanding.

At December 31, 2014, we had $9.1 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $24.8 million in unadvanced funds to borrowers and $3.2 million of commitments issued under standby letters of credit. We also have commitments to purchase $3.4 million in SBA and USDA loans.  Certificates of deposit due within one year of December 31, 2014 totaled $46.1 million, or 9.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase at a pace greater than expected, or any unforeseen demand or commitment were to occur, we would access our borrowing capacity with the Federal Home Loan Bank of New York.

Colonial Financial Services, Inc. is a separate legal entity from Colonial Bank, FSB and it must provide for its liquidity to pay any dividends or repurchase any stock, and for other corporate purposes.  The primary source of liquidity for Colonial Financial Services, Inc. is the receipt of dividend payments from Colonial Bank, FSB.  The ability of Colonial Bank, FSB to pay dividends is subject to regulatory limitations.  At December 31, 2014, Colonial Financial Services, Inc. had liquid assets of $1.0 million.

Our primary investing activities are the origination of loans and the purchase of securities.  In 2014, we originated $60.3 million of loans and purchased $75.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances.  We experienced a net decrease in total deposits of $46.6 million and $32.1 million for the years ended December 31, 2014 and 2013, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.  We generally manage the pricing of our deposits so that we are competitive in our market area.

We did not have any Federal Home Loan Bank advances outstanding as of December 31, 2014 and 2013.  Federal Home Loan Bank advances have been used primarily to fund new loans and purchase securities.

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

COLONIAL FINANCIAL SERVICES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Colonial Financial Services, Inc.
Vineland, New Jersey

We have audited the accompanying consolidated statements of financial condition of Colonial Financial Services, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Colonial Financial Services, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Philadelphia, Pennsylvania
March 30, 2015

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013

	(Dollars In Thousands, Except Per Share Data)

Assets

Cash and amounts due from banks	$16,686	$23,404
Investment securities available for sale	222,235	227,126
Investment securities held to maturity (fair value 2014 - $0; 2013 - $17,882)	-	17,291
Loans receivable (net of allowance for loan losses 2014 - $4,294; 2013 - $5,853)	267,789	276,154
Real estate owned, net	2,220	3,258
Federal Home Loan Bank stock, at cost	503	702
Office properties and equipment, net	7,410	7,825
Bank-owned life insurance	15,031	14,607
Accrued interest receivable	1,345	1,530
Deferred tax asset, net	4,715	7,276
Other assets	3,690	3,984
Total Assets	$541,624	$583,157

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest-bearing	$48,341	$42,739
Interest-bearing	427,039	479,288
Total deposits	475,380	522,027
Advances from borrowers for taxes and insurance	995	831
Accrued interest payable and other liabilities	1,412	1,136
Total Liabilities	477,787	523,994

Commitments and contingencies (Note 12)

Stockholders’ Equity

Preferred stock, $0.01 par value; authorized 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 3,860,209 shares in 2014 and 3,853,058 shares in 2013	39	39
Additional paid-in capital	37,533	37,289
Unearned shares held by Employee Stock Ownership Plan (ESOP)	(962)	(1,170)
Retained earnings	28,017	27,482
Accumulated other comprehensive loss	(790)	(4,477)
Total Stockholders’ Equity	63,837	59,163
Total Liabilities and Stockholders’ Equity	$541,624	$583,157

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans, including fees	$12,071	$13,616
Mortgage-backed securities	1,657	1,998
Investment securities:
Taxable	1,617	2,062
Tax-exempt	191	453
Total Interest Income	15,536	18,129
Interest Expense
Deposits	2,634	3,819
Borrowings	17	29
Total Interest Expense	2,651	3,848
Net Interest Income	12,885	14,281
Provision for Loan Losses	33	5,699
Net Interest Income after Provision for Loan Losses	12,852	8,582
Non-Interest Income
Fees and service charges	1,139	1,211
Net gain on sales and calls of investment securities	704	1,064
Earnings on bank-owned life insurance	424	439
Other	59	41
Total Non-Interest Income	2,326	2,755
Non-Interest Expenses
Compensation and benefits	5,701	6,887
Occupancy and equipment	1,618	1,650
Data processing	1,054	968
FDIC insurance premiums	718	733
Office supplies	101	154
Professional fees	1,099	1,271
Advertising	55	131
Real estate owned, net	1,243	1,475
Merger-related	1,083	-
Other	1,299	1,530
Total Non-Interest Expenses	13,971	14,799
Income (Loss) before Income Tax Expense (Benefit)	1,207	(3,462)
INCOME TAX EXPENSE (BENEFIT)	672	(1,637)
Net Income (Loss)	$535	$(1,825)

Per Share Data (Note 3):
Income (Loss) per share – basic	$0.14	$(0.49)
Income (Loss) per share – diluted	$0.14	$(0.49)

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013

	(Dollars in thousands)

Net income (loss)	$535	$(1,825)

Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities net of tax expense (benefit) – 2014, $1,918; 2013, $(3,613)	3,648	(6,752)
Unrealized gain on securities transferred from the held-to-maturity category into the available-for-sale category net of tax expense – 2014, $306; 2013, $0	461	-
Less reclassification adjustment for realized gain on sale of securities (net) included in net income (loss) net of tax expense – 2014, $282; 2013, $425(1)	(422)	(639)
Total Other Comprehensive Income (Loss)	3,687	(7,391)

Comprehensive Income (Loss)	$4,222	$(9,216)

(1)    Gross amounts are included in Net gain on sales and calls of investment securities in the Consolidated Statements of Operations as a separate element within Total Non-Interest Income.  Tax expense amounts are included in Income Tax Expense (Benefit) in the Consolidated Statements of Operations.

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Unearned Shares Held by ESOP	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity
(Dollars in thousands)

Balance, January 1, 2013	$39	$37,155	$(1,378)	$29,307	$2,914	$68,037

Net loss	-	-	-	(1,825)	-	(1,825)

Other comprehensive loss	-	-	-	-	(7,391)	(7,391)

Common stock repurchased and cancelled (10,000 shares)	-	(134)	-	-	-	(134)
ESOP shares committed to be released (20,085 shares)	-	68	208	-	-	276
Stock-based compensation expense (restricted stock awards)	-	81	-	-	-	81
Stock-based compensation expense (stock options)	-	119	-	-	-	119

Balance, December 31, 2013	$39	$37,289	$(1,170)	$27,482	$(4,477)	$59,163

Net income	-	-	-	535	-	535

Other comprehensive income	-	-	-	-	3,687	3,687

ESOP shares committed to be released (20,085 shares)	-	42	208	-	-	250
Stock-based compensation expense (restricted stock awards)	-	81	-	-	-	81
Stock-based compensation expense (stock options)	-	121	-	-	-	121
Balance, December 31, 2014	$39	$37,533	$(962)	$28,017	$(790)	$63,837

See notes to consolidated financial statements

COLONIAL FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:	(Dollars In thousands)
Net income (loss)	$535	$(1,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	33	5,699
Depreciation expense	536	565
ESOP expense	250	276
Stock-based compensation expense	202	200
Deferred income taxes	619	(529)
Net earnings on bank-owned life insurance	(424)	(439)
Net gain on sales and calls of investment securities	(704)	(1,064)
(Gain) on sale of real estate owned	(165)	(449)
Write-down on real estate owned	644	1,366
Net amortization of loan fees	(740)	233
Accretion of premium and discount on investment securities, net	(703)	(207)
Decrease in accrued interest receivable	185	120
Decrease (increase) in other assets	294	(58)
Increase in other liabilities	276	328
Net cash provided by operating activities	838	4,216
Cash Flows from Investing Activities:
Proceeds from sales of investment securities available for sale	56,320	11,968
Proceeds from sales of mortgage-backed securities and collateralized mortgage obligations available for sale	1,309	13,075
Proceeds from calls and maturities of investment securities available for sale	17,901	39,049
Proceeds from calls and maturities of investment securities held to maturity	7,299	28,217
Purchase of investment securities available for sale	(20,266)	(62,787)
Purchase of investment securities held to maturity	-	(15,625)
Purchase of mortgage-backed securities and collateralized mortgage obligations available for sale	(55,569)	(36,609)
Purchase of office properties and equipment	(121)	(195)
Principal repayments from investment securities	2,179	3,310
Principal repayments from mortgage-backed securities and collateralized mortgage obligations	20,045	28,070
Net decrease in Federal Home Loan Bank stock	199	56
Proceeds from the sale of real estate owned	1,954	2,485
Net decrease in loans receivable	7,677	13,783
Net cash provided by investing activities	38,927	24,797
Cash Flows from Financing Activities:
Net (decrease) in deposits	(46,647)	(32,063)
Increase in advances from borrowers for taxes and insurance	164	170
Repurchase of common stock	-	(134)
Net cash used for financing activities	(46,483)	(32,027)
(Decrease) in cash and cash equivalents	(6,718)	(3,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,404	26,418
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,686	$23,404
Supplemental Cash Flow Disclosures:
Cash paid: Interest	$2,653	$3,856
Cash paid: Income taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$1,395	$1,313
Transfer of held-to-maturity securities to available-for-sale	$9,989	$-

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

The Bank has established a New Jersey corporation, Cohansey Bridge, LLC, whose purpose is to invest in and manage real estate including foreclosed real estate.  The Bank had previously established a Delaware corporation, COBK Investments, LLC; subsequently liquidated in August, 2014, whose purpose was to invest in and manage securities.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Colonial Financial Services, Inc., its wholly-owned subsidiary, Colonial Bank, FSB and the Bank’s wholly-owned subsidiary, Cohansey Bridge, LLC.  All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the valuation of real estate owned and deferred tax assets.

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

The Bank is required to maintain average reserve balances in vault cash and with the Federal Home Loan Bank based upon outstanding balances of deposit transaction accounts.  No reserve balance was required at December 31, 2014 and 2013.

Investment Securities

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

Securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  These securities are carried at estimated fair value, which is determined using published quotes where available.  If published quotes are not available, fair values are based on quoted market prices of comparable instruments.  Unrealized gains and losses are excluded from earnings and are reported net of tax in other comprehensive income (loss).  Realized gains and losses are included in the statements of operations and are determined based on the adjusted cost of the specific security sold.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial non-real estate loans, commercial real estate loans and construction and land loans.  The fair value of impaired collateral dependent loans is estimated using an appraisal of the collateral less estimated liquidation expenses or discounted cash flows for non-collateral dependent loans.  Those impaired loans not requiring a write-down represent loans for which the fair value of the collateral or expected repayments exceeds the recorded investment in such loans.  Impaired loans are charged-off or an allowance is established to the estimated fair value if its carrying value exceeds its estimated fair value.

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

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss.  Loan classified as watch exhibit some of the following traits:  policy exceptions, documentation concerns, lack of financial statements or declining financial ratios, or pay slowly but never delinquent more than 30 days.  At the time of the classification no loss is expected.  Loans classified special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.   Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.    Loans not classified are rated pass.

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

Management believes no impairment charge is necessary related to the FHLB stock at December 31, 2014 and 2013.

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

The Company recognizes interest and penalties on income taxes, if any, as a component of the provision for income taxes.  In general, the Company remains open to examination for tax years 2011 and after for federal and for tax years after 2012 for state.

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

Recent Accounting Pronouncements

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2014, the FASB issued ASU, 2014-09, “Revenue from Contracts with Customers.”  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – EARNINGS PER SHARE

There are no preferred securities which would affect the net income (loss) (numerator) in calculating basic and diluted earnings per share.  Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period.  Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period.  Potential common shares consist of stock options outstanding and non-vested stock grants under the stock-based incentive plans.  The dilutive effect of potential common shares is computed using the treasury stock method.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and diluted earnings per share computation.  At December 31, 2014 and 2013, respectively, there were 115,283 and 344,175 anti-dilutive non-vested awards and options excluded from the computation of earnings per share.

	December 31,
	2014	2013
Net Income (Loss)	$535,000	$(1,825,000)

Weighted average common shares issued	3,860,104	3,853,167
Average unearned ESOP shares	(113,275)	(133,360)
Weighted average common shares outstanding – basic	3,746,829	3,719,807
Effect of dilutive non-vested shares and stock options outstanding	6,495	-
Weighted average common shares outstanding – diluted	3,753,324	3,719,807
Income (Loss) per share-basic	$.14	$(0.49)
Income (Loss) per share-diluted	$.14	$(0.49)

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES

Investment securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
December 31, 2014
U. S. Government obligations	$88,315	$18	$(1,389)	$86,944
Mutual funds	850	42	-	892
Municipal debt obligations	4,038	6	(32)	4,012
SBA pools	17,255	62	(62)	17,255
Government-sponsored enterprise (“GSE”) mortgage-backed securities	54,519	835	(48)	55,306
GSE collateralized mortgage obligations	58,574	194	(942)	57,826
	$223,551	$1,157	$(2,473)	$222,235

December 31, 2013
U. S. Government obligations	$141,836	$16	$(5,069)	$136,783
Corporate debt obligations	4,493	12	(4)	4,501
Mutual funds	903	42	-	945
Municipal debt obligations	6, 828	35	(144)	6,719
SBA pools	1,097	-	(4)	1,093
GSE mortgage-backed securities	14,794	752	(83)	15,463
GSE collateralized mortgage obligations	64,120	190	(2,688)	61,622
	$234,071	$1,047	$(7,992)	$227,126

Held to Maturity:
December 31, 2013
Corporate debt obligations	$1,193	$203	$-	$1,396
Municipal debt obligations	15,910	368	-	16,278
GSE mortgage-backed securities	188	20	-	208
	$17,291	$591	$-	$17,882

The Company had no investment securities classified as held-to-maturity at December 31, 2014.

On March 31, 2014, the Company reclassified its $10.0 million held-to-maturity portfolio as available for sale.  The Company made this reclassification to ease the facilitation of security replacement to mitigate interest rate risk and to shift to mortgage related securities.  The securities reclassified included: $8.6 million in municipal debt securities with an unrealized gain of $522,000, $1.2 million in corporate debt securities with an unrealized gain of $228,000 and $155,000 in GSE mortgage-backed securities with an unrealized gain of $17,000.  In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held-to-maturity for a period of two years.

All of the Company’s mortgage-backed securities and collateralized mortgage obligations at December 31, 2014 and 2013 have been issued by government agencies or government sponsored enterprises.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,156	$1,198
Due after one year through five years	60,711	59,904
Due after five year through ten years	31,521	30,930
Due thereafter	17,070	17,071
	110,458	109,103
GSE mortgage-backed securities and GSE collateralized mortgage obligations	113,093	113,132
Total	$223,551	$222,235

At December 31, 2014 and 2013, $123.6 million and $139.0 million, respectively, of securities were pledged as collateral to secure certain deposits and FHLB advances.

Gross gains and losses of $921,000 and $217,000, respectively, for the year ended December 31, 2014, and $1,082,000 and $18,000 respectively, for the year ended December 31, 2013, were realized on sales and calls of available-for-sale investment securities.

The following table shows the Company’s available for sale investments’ gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position:

At December 31, 2014	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$41,466	$490	$43,460	$899	$84,926	$1,389
Municipal debt obligations	871	10	834	22	1,705	32
SBA pools	4,445	62	-	-	4,445	62
GSE mortgage-backed securities	15,902	48	-	-	15,902	48
GSE collateralized mortgage obligations	3,428	81	31,281	861	34,709	942
Total	$66,112	$691	$75,575	$1,782	$141,687	$2,473

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENT SECURITIES (CONTINUED)

At December 31, 2013	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U. S. Government obligations	$126,055	$4,590	$8,006	$479	$134,061	$5,069
Corporate debt obligations	1,497	4	-	-	1,497	4
Municipal debt obligations	3,319	123	565	21	3,884	144
SBA pools	1,093	4	-	-	1,093	4
GSE mortgage-backed securities	1,629	82	33	1	1,662	83
GSE collateralized mortgage obligations	46,346	2,628	781	60	47,127	2,688
Total	$179,939	$7,431	$9,385	$561	$189,324	$7,992

At December 31, 2013, there were no held to maturity investments in an unrealized loss position.

At December 31, 2014, there were 42 securities in the less-than-twelve-months category and 45 securities in the twelve-months-or-more category for the available-for-sale portfolio.  Included in the 42 securities in the less-than-twelve months category for available-for-sale securities are (a) 21 U. S. government securities; (b) four municipal debt obligations, of which three have been in a loss position for one month and one of which has been in a loss position for two months; (c) four SBA pools, three of which have been in a loss position for 6 months and one has been in a loss position for one month; (d) ten mortgage-backed securities, five of which have been in a loss position for one month, four of which have been in a loss position for 6 months and one of which has been in a loss position for 4 months and (e) 3 collateralized mortgage obligations.  Included in the 45 securities in the twelve-months-or-more category are (a) 23 U. S. government securities; (b) three municipal debt obligations and (c) 19 collateralized mortgage obligations.

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

As of December 31, 2014, management believes that the estimated fair values of the securities noted above are primarily dependent on the movement in market interest rates.  These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service, pools of loans from the Small Business Administration and pools of loans from a government sponsored enterprise.  Management believes that these fair values will recover as the underlying portfolios mature.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell the investment securities prior to an anticipated recovery in fair value.  Management does not believe any individual unrealized loss as of December 31, 2014 represents an other-than-temporary impairment.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2014 and 2013 consist of the following:

	2014	2013
	(In thousands)
Real estate loans:
One-to-four family	$150,502	$149,726
Multi-family	4,618	284
Commercial	65,644	79,601
Construction and land	8,106	8,665
Home equity loans and credit lines	24,324	26,442
Commercial	18,223	17,302
Consumer	773	834
	272,190	282,854
Deferred loan fees	(107)	(847)
Allowance for loan losses	(4,294)	(5,853)
	$267,789	$276,154

Our loans are originated and administered through our loan policies.  We originate one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, commercial business loans, construction and land loans, consumer loans and multi-family loans.  Our one- to four-family residential loans also include loans to businesses for commercial purposes which are secured by liens on the borrower’s residence.  We offer fixed-rate, adjustable-rate and balloon loans that amortize with monthly loan payments.  We have not originated or purchased any sub-prime or Alt-A loans.  We have not originated or purchased payment-option ARMs or negative amortizing loans.

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

Balance January 1, 2014	Transfers	Additions	Amounts Collected	Balance December 31, 2014
$846	$-	$141	($491)	$496

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables set forth the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2014 and 2013 and the composition of the allowance for loan losses at December 31, 2014 and 2013:

	At or for the year ended December 31, 2014
	Real Estate
(In thousands)	One-to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853
Charge-offs	(526)	-	(234)	(76)	(102)	(2,389)	-	-	(3,327)
Recoveries	70	-	909	-	30	671	55	-	1,735
Provision	(554)	47	(1,270)	162	36	1,104	(67)	575	33
Balance at end of period	$640	$50	$627	$176	$239	$1,229	$8	$1,325	$4,294

Allowance ending balance
Related to loans individually evaluated for impairment	$80	$-	$343	$89	$53	$-	$-	$-	$565
Related to loans collectively evaluated for impairment	560	50	284	87	186	1,229	8	1,325	3,729
Total allowance	$640	$50	$627	$176	$239	$1,229	$8	$1,325	$4,294

	At or for the year ended December 31, 2013
	Real Estate
(In thousands)	One- to- four family	Multi- family	Comm- ercial	Con- struc- tion and land	Home equity and credit lines	Comm- ercial	Con- sumer	Unallo -cated	Total
Balance at beginning of period	$692	$6	$1,107	$138	$277	$405	$21	$1,500	$4,146
Charge-offs	(217)	-	(1,826)	(37)	(258)	(1,965)	(14)	-	(4,317)
Recoveries	58	-	-	54	-	203	10	-	325
Provision	1,117	(3)	1,941	(65)	256	3,200	3	(750)	5,699
Balance at end of period	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

Allowance ending balance
Related to loans individually evaluated for impairment	$210	$-	$9	$-	$8	$1,550	$-	$-	$1,777
Related to loans collectively evaluated for impairment	1,440	3	1,213	90	267	293	20	750	4,076
Total allowance	$1,650	$3	$1,222	$90	$275	$1,843	$20	$750	$5,853

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table sets forth the related recorded investment in loans receivable by portfolio class individually and collectively evaluated for impairment at December 31, 2014:

(In thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Real estate loans:
One-to-four family	$8,605	$141,897	$150,502
Multi-family	-	4,618	4,618
Commercial	2,714	62,930	65,644
Construction and land	3,073	5,033	8,106
Home equity and credit lines	709	23,615	24,324
Commercial	-	18,223	18,223
Consumer	-	773	773
Total	$15,101	$257,089	$272,190

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the classes of the loan portfolio summarized by the classification rating within the Company’s internal risk rating system as of December 31, 2014:

(In thousands)	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$133,495	$10,665	$207	$6,135	$-	$150,502
Multi-family	4,435	183	-	-	-	4,618
Commercial	49,323	10,487	2,676	3,158	-	65,644
Construction and land	3,306	3,624	-	1,176	-	8,106
Home equity and credit lines	22,374	1,206	-	744	-	24,324
Commercial	15,476	2,747	-	-	-	18,223
Consumer	686	42	45	-	-	773
Total	$229,095	$28,954	$2,928	$11,213	$-	$272,190

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes information in regards to impaired loans by loan portfolio class as of and for the year ended December 31, 2014:

(In thousands)	Recorded investment	Unpaid Principal Balance	Related Allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Real estate loans:
One-to-four family	$2,197	$2,365	$80	$2,255	$64
Multi-family	-	-	-	-	-
Commercial	1,964	1,964	343	1,997	28
Construction and land	2,028	2,028	89	2,058	12
Home equity and credit lines	249	277	53	252	1
Commercial	-	-	-	-	46
Consumer	-	-	-	-	-
Total	$6,438	$6,634	$565	$6,562	$151

With no related allowance recorded:
Real estate loans:
One-to-four family	$6,408	$7,889	$-	$6,893	$131
Multi-family	-	-	-	-	-
Commercial	750	837	-	819	111
Construction and land	1,045	1,123	-	1,080	36
Home equity and credit lines	460	644	-	493	7
Commercial	-	-	-	-	19
Consumer	-	-	-	-	-
Total	$8,663	$10,493	$-	$9,285	$304

Total
Real estate loans:
One-to-four family	$8,605	$10,254	$80	$9,148	$195
Multi-family	-	-	-	-	-
Commercial	2,714	2,801	343	2,816	139
Construction and land	3,073	3,151	89	3,138	48
Home equity and credit lines	709	921	53	745	8
Commercial	-	-	-	-	65
Consumer	-	-	-	-	-
Total	$15,101	$17,127	$565	$15,847	$455

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Non-performing assets and performing troubled debt restructurings (“TDR”) at December 31, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$5,126	$5,162
Multi-family	-	-
Commercial	593	5,215
Construction and land	1,046	1,233
Home equity loans and lines of credit	620	715
Commercial	-	1,235
Consumer	-	-
Total non-accrual loans	7,385	13,560

Accruing loans 90 days or more past due:
All loans	-	-

Total non-performing loans	7,385	13,560

Real estate owned	2,220	3,258

Total non-performing assets	$9,605	$16,818

Performing troubled debt restructurings:
Real estate loans:
One- to four-family	$3,430	$3,464
Multi-family	-	-
Commercial	2,121	4,186
Construction and land	2,028	2,091
Home equity loans and lines of credit	45	45
Commercial	-	-
Consumer	-	-

Total performing troubled debt restructurings	7,624	9,786

Total non-performing assets and performing troubled debt restructurings	$17,229	$26,604

Ratios:
Total non-performing loans to total loans	2.71%	4.79%
Total non-performing loans to total assets	1.36%	2.33%
Total non-performing assets to total assets	1.77%	2.88%

At December 31, 2014, non-accrual loans amounted to $7.4 million consisting of 47 one-to four-family real estate loans, four commercial real estate loans, two construction and land loans and twelve home equity loans.  Included in the December 31, 2014 non-accrual amounts are 16 TDRs in the amount of $2.8 million.  They consist of 15 one-to four-family real estate loans, one construction and land loan.    At December 31, 2013, non-accrual loans amounted to $13.6 million consisting of 43 one-to four-family real estate loans, ten commercial real estate loans, three construction and land loans, 15 home equity loans, three non-real estate commercial loans and one consumer loan.  Included in the December 31, 2013 non-accrual amounts are 22 TDRs in the amount of $8.4 million.  They consist of twelve one-to four-family real estate loans, five commercial real estate loans, two construction and land loans and three non-real estate commercial loans.    At December 31, 2014 and 2013, all non-accrual loans were individually evaluated for impairment.

At December 31, 2014, the Bank had nine properties in real estate owned totaling $2.2 million, which is net of an allowance for losses of $1.2 million, consisting of three one- to four-family dwelling units, one commercial property, and five vacant lots.  At December 31, 2013, the Bank had 16 properties in real estate owned totaling $3.3 million, which is net of an allowance for losses of $942,000, consisting of seven one- to four-family dwelling units, two commercial properties, six vacant lots and one dockiminium.  Included in real estate owned at December 31, 2014 and December 31, 2013 is improved land for future branch expansion that was transferred from office properties and equipment during 2012 in the amount of $2.4 million.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

At December 31, 2014, in addition to the troubled debt restructurings included in the non-accrual loan totals, the Bank had 26 loans totaling $7.6 million that were considered troubled debt restructurings and classified as impaired.  Three of the loans are commercial real estate and construction and land with a recorded investment of $4.1 million, 22 are one-to four-family loans with a recorded investment of $3.4 million and one is a home equity loan with a recorded investment of $45,000.

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

The following table summarizes information in regards to troubled debt restructurings for the year ended December 31, 2014, three of which were interest rate modifications and one of which was a deferment of interest payments; with no debt forgiven:

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(Dollars in thousands)
Real estate loans:
One- to four-family	4	$567	$567

Total	4	$567	$567

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

The following table presents troubled debt restructurings with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the year ended December 31, 2014 (of which there were none) and December 31, 2013:

	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Real estate loans:
One- to four-family	1	$111
Commercial	2	2,982

Total	3	$3,093

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The follow tables present the classes of the loan portfolio summarized by the past due status at December 31, 2014 and 2013:

At December 31, 2014 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$1,597	$724	$1,621	$3,942	$146,560	$150,502	$-
Multi-family	-	-	-	-	4,618	4,618	-
Commercial	125	-	119	244	65,400	65,644	-
Construction and land	-	-	-	-	8,106	8,106	-
Home equity loans and credit lines	224	124	446	794	23,530	24,324	-
Commercial	-	-	-	-	18,223	18,223	-
Consumer and other	10	-	-	10	763	773	-
Total	$1,956	$848	$2,186	$4,990	$267,200	$272,190	$-

At December 31, 2013 (In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and More Past Due	Total Past Due	Current	Total Loans Receivable	Loans Receivable 90 Days or More and Accruing

Mortgage loans:
One- to four-family residential	$3,393	$2,422	$3,399	$9,214	$140,512	$149,726	$-
Multi-family	-	-	-	-	284	284	-
Commercial	62	403	1,054	1,519	78,082	79,601	-
Construction and land	-	-	-	-	8,665	8,665	-
Home equity loans and credit lines	356	15	464	835	25,607	26,442	-
Commercial	-	340	-	340	16,962	17,302	-
Consumer and other	-	-	-	-	834	834	-
Total	$3,811	$3,180	$4,917	$11,908	$270,946	$282,854	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment at December 31, 2014 and 2013 are summarized by major classification as follows:

	Estimated Useful Life in Years	2014	2013
		(In thousands)

Land	Indefinite	$1,705	$1,705
Buildings	25	8,694	8,694
Furniture, fixtures and equipment	3 – 7	3,326	3,245
		13,725	13,644
Accumulated depreciation		(6,315)	(5,819)
		$7,410	$7,825

NOTE 7 - DEPOSITS

Deposits at December 31, 2014 and 2013 consist of the following major classifications (dollars in thousands):

	2014		2013
	Amount	Average Rate	Amount	Average Rate

Certificates of deposit:
0.00% - 2.00%	$64,735	0.68%	$70,676	0.66%
2.01% - 4.00%	31,288	2.81	35,688	2.83
4.01% - 6.00%	677	4.57	1,875	4.87
Total certificates of deposit	96,700	1.40	108,239	1.45

Non interest-bearing demand	48,341	-	42,739	-
NOW	150,415	0.41	152,279	0.42
Super NOW	37,466	0.26	43,740	0.35
Savings	85,913	0.33	111,219	0.56
Money market deposit	56,545	0.31	63,811	0.40
	$475,380	0.53%	$522,027	0.62%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS (CONTINUED)

A summary of certificates of deposit by maturity at December 31, 2014 is as follows (in thousands):

2015	$46,069
2016	24,929
2017	13,808
2018	4,273
2019	6,411
Thereafter	1,210
$96,700

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $36.8 million and $39.2 million at December 31, 2014 and 2013, respectively.

A summary of interest expense on deposits for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
NOW and Super NOW	$735	$1,185
Savings	284	632
Money market demand	164	287
Certificates of deposit	1,451	1,715
	$2,634	$3,819

At December 31, 2014 and 2013, the Company held deposits for related parties of approximately $453,000 and $588,000, respectively.

NOTE 8 – FEDERAL HOME LOAN BANK BORROWINGS

There were no Federal Home Loan Bank borrowings outstanding at December 31, 2014 and 2013.

At December 31, 2014, the Bank had a borrowing capacity of 30% of assets or $162.5 million available from the FHLB, of which nothing was outstanding.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

Retained earnings include $1.5 million at December 31, 2014 and 2013, for which no provision for federal income tax has been made.  These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended.  The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts.  Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves.  However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates.  The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve.

The income tax provision (benefit) consists of the following for the years ended December 31:

	2014	2013
	(In thousands)
Current:
Federal	$47	$(1,110)
State	6	2
Total current	$53	$(1,108)

Deferred	619	(529)
Total	$672	$(1,637)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31 is as follows (dollars in thousands):

	2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income
Federal income tax at statutory rate	$410	34.0%	$(1,177)	(34.0)%
State tax, net of federal benefit	184	15.2%	(297)	(8.6)%
Tax-exempt income	(61)	(5.1)%	(154)	(4.4)%
Life insurance income	(144)	(11.9)%	(149)	(4.3)%
Non-deductible expense	271	22.5%	-	-%
Other	12	1.0%	140	4.0%
Total	$672	55.7%	$(1,637)	(47.3)%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

The components of the net deferred tax asset are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Deferred loan fees	$15	$338
Allowance for loan losses	1,715	2,338
Securities impairment	125	125
State net operating loss carryforwards	1,218	1,202
Capital loss carryforwards	67	73
Deferred compensation	96	141
Nonaccrual interest adjustment	216	207
Allowance for REO losses	476	376
Depreciation	427	180
Net unrealized loss on securities available for sale	526	2,468
AMT Credit	48	-
Other	122	140
Total deferred tax assets	5,051	7,588

Valuation allowance	(336)	(312)

Total deferred tax liabilities	-	-
Net Deferred Tax Asset	$4,715	$7,276

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

The Company has New Jersey state net operating loss carryforwards of approximately $19.2 million of which $5.5 million expires from 2014 through 2015 and the balance expires from 2029 through 2032.  New Jersey state net operating losses incurred prior to January 1, 2009 may be carried forward for seven succeeding years, and losses incurred in periods after January 1, 2009 may be carried forward for 20 years.  At December 31, 2014, the Company recorded a valuation allowance of approximately $324,000 against the deferred tax asset attributable to the New Jersey state net operating loss carryover.

The Company has federal capital loss carryforwards of approximately $195,000 expiring in 2015.  Capital losses may be carried back three years and carried forward five succeeding years.  The Company expects to fully realize the benefit of such carryforwards through tax planning strategies.  The Company has state capital loss carryforwards of $115,000.  At December 31, 2014, the Company has recorded a full valuation allowance of $12,000 for the state capital loss carryforwards.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BENEFIT PLANS

The Bank has a 401(k) Savings Plan (the “Plan”).  All employees are eligible to participate after completing three months of eligible service.  The employees may contribute up to fifteen percent of their compensation to the Plan.  After one year of service the Bank will match one hundred percent of the first one percent and fifty percent of the next five percent or a maximum of three and one-half percent of total salary.  Full vesting in the Plan is prorated equally over a five-year period.  The Bank’s contributions to the Plan for the years ended December 31, 2014 and 2013 were $88 thousand and $107 thousand, respectively.

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

As the debt is repaid, shares are released from the collateral account and allocated to qualified employees.  Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition.  As the shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares, and the shares become outstanding for earnings per share computations.  The Company’s compensation expense for the ESOP was $250 thousand and $276 thousand for the years ended December 31, 2014 and 2013, respectively.  The following table presents the components of the ESOP shares:

	December 31,
	2014	2013
Shares released for allocation	132,156	134,869
Unreleased shares	93,245	113,330
Total ESOP shares	225,401	248,199
Fair value of unreleased shares	$1,249,483	$1,507,289

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

On October 19, 2006, 83,300 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $13.27 per share.  The restricted time-based stock grants awarded vest 20% annually beginning October 19, 2007.  On January 20, 2011, 3,268 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants awarded had a grant date fair value of $12.00 per share and vest 33% annually beginning January 20, 2012.  On January 2, 2012, 45,895 shares of restricted time-based stock grants were awarded.  The restricted time-based stock grants had a grant date fair value of $12.46 per shares and vest 20% annually beginning January 2, 2013.  Also, on January 2, 2012, 45,895 shares of restricted performance-based stock grants were awarded.  The restricted performance-based stock grants had a grant date fair value of $12.46 and vest 20% annually with the attainment of the performance goal.  If the goal is not attained for the year, the stock grants are forfeited.  During the years ended December 31, 2014 and 2013, $81 thousand and $81 thousand in compensation expense was recognized in regard to these restricted stock awards, respectively.  During the years ended December 31, 2014 and 2013, there was no expense recognized in regard to the performance-based stock grants.  The tax benefit recognized related to such stock-based compensation was $ 28 thousand and $28 thousand for the years ended December 31, 2014 and 2013.    At December 31, 2014, all of the compensation expense related to the restricted stock awards granted on October 19, 2006 and January 20, 2011 was recognized.  At December 31, 2014, there was $407,000 of unrecognized compensation expense related to the restricted stock awards granted on January 2, 2012 which is expected to be recognized over a period of 2.00 years. At December 31, 2014, there were 5 restricted time-based stock grants and 5 performance-based stock grants unawarded.

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2014	52,832	$12.46
Granted	-	-
Forfeited	6,536	12.46
Vested	7,082	12.43
Restricted stock, December 31, 2014	39,214	$12.46

	Number of shares	Weighted Average Grant Date Fair Value
Restricted stock, January 1, 2013	93,970	$12.46
Granted	-	-
Forfeited	30,871	12.45
Vested	10,267	12.41
Restricted stock, December 31, 2013	52,832	$12.46

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION (CONTINUED)

On October 19, 2006, options to purchase 184,660 shares of common stock at $13.27 per share were awarded.  The options awarded vest 20% annually beginning October 19, 2007 and expire in 2016.  On January 20, 2011, options to purchase 8,328 shares of common stock at $12.00 per share were awarded.  The options awarded vest 33% annually beginning January 20, 2012 and expire in 2021.  On January 2, 2012, options to purchase 194,600 shares of common stock at $12.46 per share were awarded.  The options awarded vest 20% annually beginning January 2, 2013 and expire in 2022.  The following is a summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013:

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	291,343	$12.87
Granted	-	-
Exercised	2,295	12.46
Forfeitures	30,451	12.95
Outstanding at December 31, 2014	258,597	$12.86
Exercisable at December 31, 2014	175,107	$13.01

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	379,260	$12.85
Granted	-	-
Exercised	-	-
Forfeitures	87,917	12.79
Outstanding at December 31, 2013	291,343	$12.87
Exercisable at December 31, 2013	184,318	$13.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006:  dividend yield of 0%, risk-free interest rate of 4.79%, expected life of 6.5 years, and expected volatility of 15.00%.  The weighted average fair value of options granted in 2006 was $4.03 per option.  Weighted average contractual term of options outstanding and exercisable was 1.75 years at December 31, 2014.  The following weighted average assumptions were used for pricing the options granted in 2011:  dividend yield of 0%, risk-free interest rate of 3.47%, expected life of 6.5 years and expected volatility of 33.00%.  The calculated fair value of options granted in 2011 was $4.84 per option.  The weighted average contractual term of options outstanding and exercisable was 6.00 years at December 31, 2014.  The following weighted average assumptions were used for pricing the options granted in 2012:  dividend yield of 0%, risk-free interest rate of 1.41%, expected life of 6.5 years and expected volatility of 32.00%.  The calculated fair value of options granted in 2012 was $4.34 per option.  The weighted average contractual term of options outstanding and exercisable was 7.00 years at December 31, 2014.  The options outstanding and exercisable had no aggregate intrinsic value at December 31, 2014 and 2013, respectively.

Stock-based compensation expense related to stock options granted for the years ended December 31, 2014 and 2013 was $121 thousand and $119 thousand, respectively, with a related tax benefit of $ thousand and $40 thousand, respectively.  At December 31, 2014, all of the compensation cost related to stock options granted on October 19, 2006 and January 20, 2011 was recognized and there was $242,000 of unrecognized compensation cost related to stock options granted on January 2, 2012 which will be recognized over 2.0 years.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2014	2013
	(In thousands)
Commitments to grant loans	$9,115	$7,079
Unfunded commitments under lines of credit	24,769	19,526
Commitments to purchase SBA/USDA Loans	3,437	-
Standby letters of credit	3,189	3,040
	$40,510	$29,645

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

Unfunded commitments under lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit.  The amount of collateral obtained is based on management’s credit evaluation, and generally includes residential or commercial real estate.  The overdraft protection lines and the commercial unsecured lines of credit total approximately $4.0 million and usually do not contain specified maturity dates and may not be drawn upon to the extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit when deemed necessary.  Management believes that the proceeds obtained through liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability at December 31, 2014 and 2013 for guarantees under letters of credit is not material.

Litigation

The Company and its subsidiaries periodically become defendants in certain claims and legal actions arising in the ordinary course of business.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2014, the Company is currently involved in a lawsuit by former employee.  On March 4, 2013, Denise Davis filed a civil action against Colonial Federal Savings Bank and John Does 1-5 and 6-10 in Superior Court of New Jersey Cumberland County pursuant to the New Jersey Law Against Discrimination requesting compensatory damages, punitive damages, interest, cost of the suit, attorneys’ fees, enhanced attorney’s fees, equitable reinstatement, equitable back pay and equitable front pay.  Ms. Davis claims to have suffered both non-economic losses for pain, embarrassment, upset and humiliation, as well as economic losses related to unemployment due to her termination.  As of December 31, 2014, the Company is unable to predict an outcome, favorable or unfavorable, or to estimate the amount of any potential loss.

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In May 2013, the Bank entered into a Formal Agreement (“Agreement”) with the Office of the Comptroller of the Currency that required compliance with certain items within specified timeframes as outlined in the Agreement.  Also, in May 2013, the Bank was notified by the OCC that it established minimum capital ratios for the Bank requiring it to maintain a Tier I capital to adjusted total assets ratio of 9.50%, a Tier I capital to risk-weighted assets ratio of 11.00%, and a Total risk-based capital to risk-based weighted assets ratio of 13.00%.  As of December 31, 2014, Colonial Bank FSB ratios for these items were 11.06%, 23.57% and 24.83%, respectively.

The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In thousands)
As of December 31, 2014:
Tangible Capital (to Adjusted Tangible Assets)	$59,651	11.06%	>$8,089	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	59,651	11.06%	>21,571	>4.00%	>$26,963	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	59,651	23.57%	N/A	N/A	>15,184	>6.00%
Total Capital (to Risk-Weighted Assets)	62,847	24.83%	>20,246	>8.00%	>25,307	>10.00%

As of December 31, 2013:
Tangible Capital (to Adjusted Tangible Assets)	$56,820	9.74%	>$8,751	>1.50%	N/A	N/A
Core Capital (to Adjusted Total Assets)	56,820	9.74%	>23,335	>4.00%	>$29,169	>5.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,820	19.19%	N/A	N/A	>17,769	>6.00%
Total Capital (to Risk-Weighted Assets)	60,568	20.45%	>23,693	>8.00%	>29,616	>10.00%

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

OCC regulations impose limitations upon all capital distributions by savings institutions, like the Bank, such as dividends and payments to repurchase or otherwise acquire shares.  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2014	2013
	(In thousands)
Total equity capital	$62,048	$56,197
Add: Net unrealized loss (gain) on available-for-sale securities	790	4,477
Less: Disallowed deferred tax asset	(3,187)	(3,854)
Tier I Capital	$59,651	$56,820

Add: Allowance for loan losses includable in Tier 2 capital	3,177	3,729
Add: Unrealized gains on available-for-sale mutual funds (equity securities)	19	19
Total risk-based capital	$62,847	$60,568

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$86,944	$-	$86,944	$-
Mutual funds	892	892	-	-
Municipal debt obligations	4,012	-	4,012	-
SBA pools	17,255	-	17,255	-
GSE mortgage-backed securities	55,306	-	55,306	-
GSE collateralized mortgage obligations	57,826	-	57,826	-
Securities available-for-sale	$222,235	$892	$221,343	$-

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
U. S. government obligations	$136,783	$-	$136,783	$-
Corporate debt obligations	4,501	-	4,501	-
Mutual funds	945	945	-	-
Municipal debt obligations	6,719	-	6,719	-
SBA pools	1,093	-	1,093	-
GSE mortgage-backed securities	15,463	-	15,463	-
GSE collateralized mortgage obligations	61,622	-	61,622	-
Securities available-for-sale	$227,126	$945	$226,181	$-

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows (dollars in thousands):

	December 31, 2014	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$11,574	$-	$-	$11,574
Real estate owned	$1,884	$-	$-	$1,884

	December 31, 2013	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Observable Other Inputs	(Level 3) Significant Unobservable Inputs
Impaired loans	$13,531	$-	$-	$13,531
Real estate owned	$2,600	$-	$-	$2,600

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2014 and 2013:

	Quantitative Information About Level 3 Fair Value Measurements at December 31, 2014
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$11,574	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

Real estate owned	$1,884	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

	Quantitative Information About Level 3 Fair Value Measurements at December 31, 2013
Description	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(In thousands)

Impaired loans	$13,531	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

Real estate owned	$2,600	Appraisal of collateral (1)	Liquidation expenses (2)	-6.0% to -25.0% (-15.0%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors including estimated liquidation expenses, which are presented above as a percent of the appraisal.

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of certain Company assets and liabilities at December 31, 2014 and 2013:

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those loans for which the Company has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2014 and 2013, the fair value consists of loan balances of $6.4 million and $5.6 million, respectively, net of valuation allowances of $565,000 and $1.8 million, respectively, and loan balances of $7.1 million and $14.0 million, respectively, net of partial charge-offs of $1.4 million and $4.3 million, respectively.

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

The carrying amount estimated fair value of the Company’s assets and liabilities at December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Carrying amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(Amounts in thousands)
Financial assets:
Cash and amounts due from banks	$16,686	$16,686	$-	$-	$16,686
Investment securities available-for-sale	222,235	892	221,343	-	222,235
Federal Home Loan Bank stock	503	503	-	-	503
Loans receivable, net	267,789	-	-	268,391	268,391
Accrued interest receivable	1,345	-	1,345	-	1,345

Financial liabilities:
Deposits	475,380	-	476,678	-	476,678
Accrued interest payable	14	-	14	-	14

Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	-	-	-	-	-

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

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
ASSETS	(In thousands)

Cash and cash equivalents	$1,019	$1,227
Equity investment in Colonial Bank, FSB	62,048	56,196
Loan receivable – ESOP	1,133	1,346
Other assets	119	394

Total Assets	$64,319	$59,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$482	$-
Total Stockholders’ Equity	63,837	59,163

Total Liabilities and Stockholders’ Equity	$64,319	$59,163

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
	(In thousands)
Interest income	$71	$81
Equity in income (loss) of Colonial Bank, FSB	1,915	(1,625)
Total income (loss)	1,986	(1,544)

General, administrative and other expenses	1,451	281

Net income (loss)	$535	$(1,825)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$535	$(1,825)
Share-based compensation expense	202	200
Equity in undistributed (income) loss Colonial Bank, FSB	(1,915)	1,625
Increase in cash from ESOP loan repayment	213	204
Decrease (increase) in other assets	275	(14)
Increase in other liabilities	482	-

Net cash (used in) provided by operating activities	(208)	190

Cash flows from financing activities:
Repurchase and retirement of common stock	-	(134)

Net cash used in financing activities	-	(134)

Net (decrease) increase in cash and cash equivalents	(208)	56

Cash and cash equivalents at beginning of period	1,227	1,171

Cash and cash equivalents at end of period	$1,019	$1,227

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.  Certain balances may not cross foot due to rounding.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2014
Total interest income	$3,762	$3,782	$3,882	$4,110
Total interest expense	642	654	668	687
Net interest income	3,120	3,128	3,214	3,423
Provision for loan losses	(257)	(258)	-	548
Net interest income after provision for loan losses	3,377	3,386	3,214	2,875
Total non-interest income	621	407	900	398
Total non-interest expense	3,754	3,679	3,235	3,303
Income (loss) before income tax (benefit)	244	114	879	(30)
Income tax (benefit)	124	285	326	(63)
Net income (loss)	$120	$(171)	$553	$33
Basic earnings (loss) per share	$0.03	$(0.05)	$0.15	$0.01
Diluted earnings (loss) per share	$0.03	$(0.05)	$0.15	$0.01

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2013
Total interest income	$4,329	$4,487	$4,600	$4,713
Total interest expense	818	907	1,045	1,078
Net interest income	3,511	3,580	3,555	3,635
Provision for loan losses	159	2,831	2,667	42
Net interest income after provision for loan losses	3,352	749	888	3,593
Total non-interest income	425	429	1,386	515
Total non-interest expense	3,694	3,823	3,850	3,432
Income (loss) before income tax (benefit)	83	(2,645)	(1,576)	676
Income tax (benefit)	(523)	(697)	(596)	179
Net income (loss)	$606	$(1,948)	$(980)	$497
Basic earnings (loss) per share	$0.16	$(0.52)	$(0.26)	$0.13
Diluted earnings (loss) per share	$0.16	$(0.52)	$(0.26)	$0.13

COLONIAL FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – PENDING ACQUISITION

On September 10, 2014, the Company, entered into an Agreement and Plan of Merger (the “Agreement”) with Cape Bancorp (NASDAQ: “CBNJ”). The Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Cape Bancorp, with Cape Bancorp continuing as the surviving entity. Upon consummation of the transaction, the Bank will merge with and into Cape Bank, a wholly-owned subsidiary of Cape Bancorp, with Cape Bank continuing as the surviving Bank. Under the Agreement, each shareholder of Colonial, subject to potential adjustments at closing, will be entitled to elect to receive either $14.50 per share in cash or 1.412 shares of Cape Bancorp’s common stock, subject to 50% of the shares being exchanged for stock and 50% for cash. Based on Cape Bancorp’s stock price of $10.06, as of September 9, 2014, the transaction is valued at approximately $55.0 million. On January 26, 2015, Cape Bancorp announced that the acquisition of the Company received approval from the Federal Deposit Insurance Corporation, the Federal Reserve Bank of Philadelphia, and the New Jersey Department of Banking and Insurance. The transaction is subject to receipt of Colonial shareholder approval and Cape Bancorp shareholder approval. The Company expects the transaction to close early in the second quarter of 2015. At closing, two current members of the Colonial Board of Directors, Mr. Gregory J. Facemyer and Hugh J. McCaffrey will be added to the Boards of Directors of Cape and Cape Bank.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.  There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2014, other than the implementation of additional controls and procedures related to the calculation of the Bank’s regulatory capital ratios, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).”  Based on such assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

56

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors is comprised of six members, a majority of whom are “independent” under the Nasdaq listing standards.  Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually.  Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.  The table below sets forth certain information regarding our directors, and executive officers who are not directors, including the terms of office of board members.

Name	Position(s) Held With Colonial Financial Services, Inc.	Age (1)	Director Since (2)	Current Term Expires	Shares Beneficially Owned (3)		Percent of Class

DIRECTORS

Corissa J. Briglia	Director	27	2014	2017		—	—
John Fitzpatrick, CPA	Vice Chairman of the Board	50	2005	2017	26,044	(4)	*
John J. Bailey	Director	59	2011	2015	9,262	(5)	*
Gregory J. Facemyer, CPA	Chairman of the Board	58	1994	2015	66,128	(6)	1.7%
Edward J. Geletka	President, Chief Executive Officer and Director	52	2001	2016	124,840	(7)	3.2%
Hugh J. McCaffrey	Director	56	2010	2016	20,999	(8)	*

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

L. Joseph Stella, III	Executive Vice President and Chief Financial Officer	56	N/A	N/A	73,414	(9)	1.9%
William F. Whelan	Executive Vice President and Chief Operations Officer	61	N/A	N/A	26,473	(10)	*

All Nominees, Directors and Executive Officers as a Group (8 persons)					347,160		9.0%

*	Less than 1%.
(1)	As of December 31, 2014.
(2)	Includes service with Colonial Bank, FSB, Colonial Bankshares, Inc. and Colonial Financial Services, Inc.
(3)	As of the voting record date.
(4)
Includes 2,754 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which Mr. Fitzpatrick has voting but not dispositive power and exercisable options to purchase 10,412 and 4,590 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based Incentive Plan, respectively.

(5)	Includes 2,754 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which Mr. Bailey has voting but not dispositive power and exercisable options to purchase 4,590 shares.
(6)
Includes 9,399 shares held in Mr. Facemyer’s profit sharing plan, 2,754 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 10,412 and 4,590 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based Incentive Plan, respectively.

(7)
Includes 20,437 shares held in Mr. Geletka’s account in Colonial Bank, FSB’s 401(k) Plan, 9,492 shares allocated to Mr. Geletka under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2014, 3,002 shares held by Mr. Geletka’s spouse, 9,000 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 41,825 and 13,600 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based Incentive Plan, respectively.

(8)
Includes 2,754 unvested shares awarded under our 2011 Stock-based Incentive Plans, respectively, as to which Mr. McCaffrey has voting but not dispositive power and exercisable options to purchase 1,388 and 4,590 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based incentive Plan, respectively.

(9)
Includes 23,601 shares held in Mr. Stella’s account in Colonial Bank, FSB’s 401(k) plan, 6,702 shares allocated to Mr. Stella under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2013, 845 shares held jointly with Mr. Stella’s spouse, 5,100 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 20,676 and 6,800 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based Incentive Plan, respectively.

(10)
Includes 5,324 shares allocated to Mr. Whelan under Colonial Bank, FSB’s employee stock ownership plan as of December 31, 2013, 3,450 unvested shares awarded under our 2011 Stock-based Incentive Plan as to which he has voting but not dispositive power and exercisable options to purchase 11,278 and 6,000 shares awarded under our 2006 Stock-based Incentive Plan and 2011 Stock-based Incentive Plan, respectively.

As described in a prior filing by Colonial Financial Services, Inc. with the Securities and Exchange Commission, on May 19, 2011, Colonial Financial Services, Inc. and Colonial Bank, FSB entered into an agreement (the “Bailey Agreement”) with John J. Bailey, Lawrence B. Seidman, 2514 Multi-Strategy Fund, LP, a Florida limited partnership, Broad Park Investors, LLC, a Delaware limited liability company, CBPS, LLC, a New York limited liability company, LSBK06-08, LLC, a New Jersey limited liability company, Seidman and Associates, LLC, a New Jersey limited liability company, Seidman Investment Partnership, LP, a New Jersey limited partnership, and Seidman Investment Partnership II, LP, a New Jersey limited partnership (such entities, together with Mr. Seidman, the “Seidman Entities”), pursuant to which Mr. Bailey was appointed to the Boards of Directors of Colonial Financial Services, Inc. and Colonial Bank, FSB for an initial term ending at the 2012 annual meetings of stockholders of Colonial Financial Services, Inc. and Colonial Bank, FSB, respectively.

As described in a prior filing by Colonial Financial Services, Inc. with the Securities and Exchange Commission, on December 18, 2013, Colonial Financial Services, Inc. and Colonial Bank, FSB entered into an agreement (the “Briglia Agreement”) with Stilwell Value Partners II, L.P., Stilwell Value Partners V, L.P., Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, and Joseph Stilwell, an individual (collectively, “The Stilwell Group”), pursuant to which, among other things, Colonial Financial Services, Inc. agreed to appoint a representative of The Stilwell Group to the Boards of Directors of Colonial Financial Services, Inc. and Colonial Bank, FSB.  In fulfillment of its requirements under the Briglia Agreement, Colonial Financial Services, Inc. appointed Ms. Briglia to serve on the Board of Directors and nominated Corissa J. Briglia to serve as a director of Colonial Financial Services, Inc. for a three-year term to expire at Colonial Financial Services, Inc.’s 2017 annual meeting of stockholders.

Except for the Bailey Agreement, the Briglia Agreement or otherwise as indicated herein, there are no arrangements or understandings between any of the nominees or continuing directors and any other person pursuant to which such nominees or continuing directors were selected.

Directors and Executive Officers

The biographies of each of the board members and executive officers are set forth below.  With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director.  Each director is also a director of Colonial Bank, FSB.

Directors

John J. Bailey is Senior Vice President – Commercial Lending of Millington Savings Bank, a position he has held since February 2015.  From December 2012 through September 2014, he was Senior Vice President – Credit Administration of Union Center National Bank. He was the 100% owner and managing member of Bailey Financial Consulting, LLC, a multi-dimensional business management consulting company formed in 1993.  Bailey Financial Consulting, LLC provided traditional management consulting services and negotiated significant debt restructurings with banks, banking regulators (FDIC, OTS, OCC and RTC) and the corporate purchasers of distress debt from these regulators.  Prior to 1993, Mr. Bailey worked for financial institutions in the commercial lending departments responsible for new commercial business efforts and shared responsibility for non-performing loans and underperforming assets.  Mr. Bailey’s experience as a consultant to businesses and his experience in banking as a commercial lender provide the board of directors with in-depth knowledge of business risks and commercial loan workouts.

Corissa J. Briglia is with The Stilwell Group, an organization comprised of limited partnerships that invest primarily in community banks.  Ms. Briglia has performed financial due diligence on hundreds of community banks to assess which institutions are operating in a safe and sound manner while effectively generating value for their shareholders.  She graduated from the University of Pennsylvania and is a CFA charterholder.  She currently serves on the board of Fraternity Community Bancorp, Inc.  Ms. Briglia’s specialized professional experience analyzing banks assist the board of directors in addressing the challenges faced by Colonial Bank, FSB.

Gregory J. Facemyer, CPA, has been a self-employed certified public accountant since 1980.  Mr. Facemyer is a Township Committeeman in Hopewell Township, and has lived in the community in which Colonial Bank, FSB operates for over 50 years.  He currently serves on the Board of Directors and Secretary-Treasurer of Inspira Health Network and the Board of Directors of Cumberland Insurance Group.  Mr. Facemyer’s experience as a certified public accountant qualifies him as an “audit committee financial expert” for purposes of the rules and regulations of the Securities and Exchange Commission.

Edward J. Geletka has served as the President and Chief Executive Officer of Colonial Bank, FSB since 2000, and has been employed by Colonial Bank, FSB in a variety of positions since 1987.  Mr. Geletka has over 30 years of banking experience.  During his tenure as President and Chief Executive Officer, Colonial Bank, FSB has grown in assets from $125 million at December 31, 1999, to over $541 million at December 31, 2014.  Mr. Geletka’s direct experience in managing the operations and employees of Colonial Bank, FSB provides the board of directors with insight into our operations, and his position on the board of directors provides a clear and direct channel of communication from senior management to the full Board and alignment on corporate strategy.   Mr. Geletka has lived in the community in which Colonial Bank, FSB operates for over 45 years.

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

Hugh J. McCaffrey is the sole owner of Southern New Jersey Steel Company, a steel contracting company serving New Jersey, Pennsylvania and Delaware.  Mr. McCaffrey has held a principal position in Southern New Jersey Steel Company since 1992.  Mr. McCaffrey is a system board member of Inspira Health Network as well as a board member of other community non-profits.  Mr. McCaffrey’s current position provides the board of directors with insight into construction trends and economic developments affecting the State of New Jersey and the communities in which we operate, as well as in-depth knowledge related to labor and compensation issues.

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

Code of Ethics

Colonial Financial Services, Inc. has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions.  The Code of Ethics has been filed with the Securities and Exchange Commission as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34817).  This Code of Ethics is also available at www.colonialbankfsb.com, and amendments to and waivers from the code of ethics will be posted on this website.

Meetings and Committees of the Board of Directors

The business of Colonial Financial Services, Inc. is conducted at regular and special meetings of the Board and its committees.  In addition, the “independent” members of the Board of Directors (as defined in the listing standards of the Nasdaq Stock Market) meet in executive sessions.  The standing committees of the Board of Directors of Colonial Financial Services, Inc. are the Audit, Compensation and Nominating Committees.  The entire Board of Directors acts with respect to compensation decisions upon recommendations from the Compensation Committee, although the President and Chief Executive Officer does not participate with respect to decisions on his compensation.

During the year ended December 31, 2014, the Board of Directors met at 13 regular meetings and no special meetings.  No member of the Board or any committee thereof attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors (held during the period for which he has been a director); and (ii) the total number of meetings held by all committees of the board on which he served (during the periods that he served).

Audit Committee.  The Audit Committee is comprised of Directors Fitzpatrick (who serves as Chairman), Facemyer and Bailey.  The Board of Directors has determined that each of Messrs. Fitzpatrick and Facemyer qualifies as an “audit committee financial expert.”  Information with respect to the experience of Messrs. Fitzpatrick and Facemyer is included in — “Directors and Executive Officers.”  Each member of the Audit Committee is “independent” in accordance with the listing standards of the Nasdaq Stock Market.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available at www.colonialbankfsb.com.  As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Colonial Financial Services, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America.  The Audit Committee met 6 times during the year ended December 31, 2014.

Nominating Committee.  The Nominating Committee consists of Directors Facemyer, McCaffrey and Bailey, each of whom is independent, in accordance with the listing standards of the Nasdaq Stock Market.  The Nominating Committee operates under a written charter, which is available at www.colonialbankfsb.com.  The Nominating Committee did not meet during the year ended December 31, 2014.

The Board of Directors and the nominating committee do not have a formal policy or specific guidelines regarding diversity among board members.  However, the nominating committee and the Board of Directors seek members who represent a mix of backgrounds and experiences that will enhance the quality of the board of directors’ deliberations and decisions.  As the holding company for a community bank, the Board of Directors also seeks directors who can continue to strengthen Colonial Bank, FSB’s position in its community and can assist Colonial Bank, FSB with business development through business and other community contacts.  The Board of Directors believes it should be comprised of persons with skills in areas such as:

●	finance, insurance and accounting;

●	sales and marketing;

●	strategic planning;

●	organization leadership;

●	legal; and

●	government and governmental relationships.

The Nominating Committee identifies nominees by first evaluating the current members of the board of directors willing to continue in service.  Current members of the board of directors with skills and experience that are relevant to Colonial Financial Services, Inc.’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the board with that of obtaining a new perspective.  If there were a vacancy on the board of directors because any member of the board of directors does not wish to continue in service or if the Nominating Committee decides not to re-nominate a member for re-election, the Nominating Committee would determine the desired skills and experience of a new nominee (including a review of the skills set forth above), solicit suggestions for director candidates from all board members and may engage in other search activities.  In addition to the skills noted above, candidates should possess certain attributes, including integrity and a devotion to ethical behavior, a primary interest in the well-being of Colonial Financial Services, Inc., a capacity for independent judgment, good business acumen, the capacity to protect confidential information, an ability to work as a member of a team and a willingness to evaluate other points of view.  In addition to examining a candidate’s qualifications in light of the above attributes, the Nominating Committee would consider the following:  the overall character of the candidate and any existing or potential conflict of interest; the candidate’s willingness to serve and ability to devote the time and effort required; the candidate’s record of leadership; and the ability to develop business for Colonial Financial Services, Inc.

In accordance with our Bylaws, a person is not qualified to serve as director if he or she: (1) is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty or breach of trust and the penalty for such offense could be imprisonment for more than one year, (2) is a person against whom a banking agency has, within the past ten years, issued a cease and desist order for conduct involving dishonesty or breach of trust and that order is final and not subject to appeal, or (3) has been found either by a regulatory agency whose decision is final and not subject to appeal or by a court to have (i) breached a fiduciary duty involving personal profit, or (ii) committed a willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency.  In addition, no person may serve on the board of directors and at the same time be a director or officer of another co-operative bank, credit union, savings bank, savings and loan association, trust company, bank holding company or banking association (in each case whether chartered by a state, the federal government or any other jurisdiction) that has an office in any county in which we or any of our subsidiaries has an office, or in any county contiguous to any county in which we or any of our subsidiaries has an office.  During the year ended December 31, 2014, we did not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees for director.

The Nominating Committee may consider qualified candidates for director suggested by our stockholders.  Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 2745 S. Delsea Drive, Vineland, New Jersey 08360.  The Corporate Secretary must receive a submission not less than 150 days prior to the anniversary date of our proxy materials for the preceding year’s annual meeting.  The submission must include the following:

●	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating Committee;

●
The name and address of the stockholder as such information appears on Colonial Financial Services, Inc.’s books, and the number of shares of Colonial Financial Services, Inc.’s common stock that are owned beneficially by such stockholder.  If the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required;

●
The name, address and contact information for the candidate, and the number of shares of common stock of Colonial Financial Services, Inc. that are owned by the candidate.  If the candidate is not a holder of record, appropriate evidence of the stockholder’s ownership will be required;

●	A statement of the candidate’s business and educational experience;

●	Such other information regarding the candidate as would be required to be included in Colonial Financial Services, Inc.’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A;

●	A statement detailing any relationship between the candidate and any customer, supplier or competitor of Colonial Financial Services, Inc. or its affiliates;

●	Detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

●	A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

There have been no material changes to these procedures since they were previously disclosed in the proxy statement for our 2013 annual meeting of stockholders. Submissions that are received and that satisfy the above requirements are forwarded to the Chairman of the Nominating Committee for further review and consideration.  A nomination submitted by a stockholder for presentation by the stockholder at an annual meeting of stockholders must comply with the procedural and informational requirements described in “Advance Notice Of Business To Be Conducted At An Annual Meeting.”

Compensation Committee.  The Compensation Committee of the board of directors of Colonial Financial Services, Inc. is responsible for developing compensation guidelines and for recommending the compensation for the Chief Executive Officer, the Chief Financial Officer and other senior executive officers.  The Compensation Committee consists of Ms. Briglia (who serves as Chairperson), Facemyer, Fitzpatrick, McCaffrey and Bailey.  No member of the Compensation Committee is a current or former officer or employee of Colonial Financial Services, Inc., Colonial Bank, FSB or any subsidiary.  Each of the members is independent as defined in the listing standards of the Nasdaq Stock Market.  For the year ended December 31, 2014, the Compensation Committee did not meet as there were no compensation issues to be decided.

The Compensation Committee operates under a charter, which can be found at our website, www.colonialbankfsb.com.  This charter sets forth the responsibilities of the Compensation Committee and reflects the Compensation Committee’s commitment to create a compensation structure that not only compensates senior management but also aligns the interests of senior management with those of our stockholders.

Our goal is to determine appropriate compensation levels that will enable us to meet the following objectives:

●	To attract, retain and motivate an experienced, competent executive management team;

●	To reward the executive management team for the enhancement of stockholder value based on our annual earnings performance and the market price of our stock;

●	To provide compensation rewards that are adequately balanced between short-term and long-term performance goals;

●	To encourage ownership of our common stock through stock-based compensation to all levels of management; and

●	To maintain compensation levels that are competitive with other financial institutions, particularly those in our peer group based on asset size and market area.

The Compensation Committee considers a number of factors in their decisions regarding executive compensation, including, but not limited to, the level of responsibility and performance of the individual executive officers, the overall performance of Colonial Financial Services, Inc. and a peer group analysis of compensation paid at institutions of comparable size and complexity.  The Compensation Committee also considers the recommendations of the Chief Executive Officer with respect to the compensation of executive officers other than the Chief Executive Officer.

The base salary levels for our executive officers are set to reflect the duties and levels of responsibilities inherent in the position and to reflect competitive conditions in the banking business in Colonial Financial Services, Inc.’s market area.  Comparative salaries paid by other financial institutions are considered in establishing the salary for our executive officers.  The Compensation Committee has utilized bank compensation surveys compiled by the America Bankers Association and the New Jersey Bankers Association as well as other surveys prepared by trade groups and independent benefit consultants.  In setting the base salaries, the Compensation Committee also considers a number of factors relating to the executive officers, including individual performance, job responsibilities, experience level, ability and the knowledge of the position.  These factors are considered subjectively and none of the factors are accorded a specific weight.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee “interlocks,” which generally means that no executive officer of Colonial Financial Services, Inc. or Colonial Bank, FSB served as a director or member of the compensation committee of another entity, one of whose executive officers serves as a director or member of the Compensation Committee.

Audit Committee Report

The Audit Committee has issued a report that states as follows:

●	We have reviewed and discussed with management our audited consolidated financial statements for the year ended December 31, 2014;

●
We have received from, and discussed with, the independent registered public accounting firm the matters required to be discussed by PCAOB Auditing Standards No. 16, (Communications With Audit Committees); and

●
We have received the written disclosures and the letter from the independent registered public accounting firm required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and have discussed with the independent registered public accounting firm their independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the Securities and Exchange Commission.

This report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Colonial Financial Services, Inc. specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

This report has been provided by the Audit Committee:

John Fitzpatrick, CPA	Gregory J. Facemyer, CPA	John J. Bailey

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock.  Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis.  Based on our review of ownership reports required to be filed for the year ended December 31, 2014, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

ITEM 11.	Executive Compensation

The following table sets forth for the years ended December 31, 2014 and 2013 certain information as to the total remuneration paid by us to Mr. Geletka, who serves as President and Chief Executive Officer, and the two most highly compensated executive officers of Colonial Bank, FSB other than Mr. Geletka (“Named Executive Officers”).   The “Non-equity Incentive Plan Compensation” and “Nonqualified Deferred Compensation Earnings” columns have been omitted because no listed individual received any compensation during the listed years of a type required to be disclosed in these columns.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All other compensation ($) (3)	Total ($)
Edward J. Geletka President, Chief Executive Officer and Director	2014	183,518	—	—	—	6,975	190,493
	2013	216,587	—	—	—	35,485	252,072

L. Joseph Stella, III Executive Vice President and Chief Financial Officer	2014	150,091	—	—	—	11,717	161,808
	2013	153,034	—	—	—	24,217	177,251

William F. Whelan Executive Vice President and Chief Operations Officer	2014	132,980	—	—	—	5,480	138,460
	2013	132,980	—	—	—	21,382	154,362

(1)
Reflects the aggregate grant date fair value of restricted stock awards granted during the applicable year.  For a discussion of the assumptions used to establish the valuation of the restricted stock awards, reference is made to “Note 11 – Stock-Based Compensation” included in the Audited Financial Statements filed as part of this Form 10-K for the Year Ended December 31, 2014.

(2)
Reflects the aggregate grant date fair value of option awards granted during the applicable year.  For a discussion of the assumptions used to establish the valuation of the stock option awards, reference is made to “Note 11 – Stock-Based Compensation” included in the Audited Financial Statements filed as part of this Form 10-K for the Year Ended December 31, 2014.

(3)
For 2014, includes: employer matching contributions of $6,442, $5,253 and $4,683 allocated to the accounts of Messrs. Geletka, Stella and Whelan, respectively, under the Colonial Bank, FSB 401(k) plan; unused sick pay in the amount of $0, $5,886 and $0 paid to Messrs. Geletka, Stella and Whelan, respectively; and life insurance premiums in the amount of $533, $578 and $797 paid on behalf of Messrs. Geletka, Stella and Whelan, respectively.

Salary for the Named Executive Officers is paid pursuant to Employment Agreements, which are discussed below under “—Employment Agreements.”  Amounts included in the “Bonus” column are discretionary bonuses, which are discussed below under “—Bonuses.”

Amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2012 represent grants under our 2011 Equity Incentive Plan.  Amounts related to stock awards and option awards are reported in the table above pursuant to applicable Securities and Exchange Commission regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made.

Employment Agreements.  In December 2008, Colonial Bank, FSB entered into amended and restated employment agreements with Edward J. Geletka, L. Joseph Stella, III, and William F. Whelan.  The agreement for Mr. Geletka has an initial term of three years and the agreements for Messrs. Stella and Whelan each have an initial term of two years.  Unless notice of non-renewal is provided, the agreements renew annually.  On November 18, 2013, the Board notified each of the executives that their agreements were not being renewed.  Accordingly, the agreements for Messrs. Stella and Whelan will continue for the remaining term, which is one year following the December 2013 anniversary date.  Mr. Geletka entered into a new agreement with Colonial Bank, FSB, on December 31, 2013, which superseded and replaced his 2008 employment agreement.

The agreements for Messrs. Stella and Whelan provide for the payment of a base salary, which will be reviewed at least annually, and which may be increased, but not decreased.  Under the agreements, the current base salaries for Messrs. Stella and Whelan are $150,091 and $132,980, respectively.  In addition to the base salary, each agreement provides for, among other things, participation in bonus programs, participation in other employee pension benefit and fringe benefit plans applicable to executive employees that may not be adversely changed without approval of the executive, and reimbursement of business expenses, including fees for memberships in clubs and organizations.  Each executive’s employment may be terminated for just cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Under the terms of Messrs. Stella’s and Whelan’s employment agreements, the executives are entitled to severance payments and benefits in the event of termination of employment under specified circumstances, including in the event the executive’s employment is terminated for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following:

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

Under the terms of the employment agreements for Messrs. Stella and Whelan, each executive will also be entitled to severance payments and benefits in the event of the executive’s involuntary termination following a change in control of Colonial Financial Services, Inc. or Colonial Bank, FSB or the executive’s resignation from employment following a change in control.  These severance payments will be equal to two times the sum of the base salary and highest rate of bonus awarded during the prior three years, payable in a lump sum.  However, Colonial Bank, FSB has been designated as being “in troubled condition” by its primary federal regulator.  The golden parachute rules of the Federal Deposit Insurance Corporation and each executive’s employment agreement prohibit the payment of any severance payments during the period that an institution is designated in troubled condition, except in limited circumstances.  If Colonial Bank, FSB, continues to be designated in troubled condition through the remaining term of the employment agreements, Colonial Bank, FSB, will be prohibited from making any severance payments under the agreements, whether or not in connection with a change in control, unless approval is received from the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  Colonial Bank, FSB will continue to provide life, medical, dental and disability coverage 24 months after termination of the agreement for Messrs. Stella and Whelan.

Upon termination of the executive’s employment for which severance payments are paid, other than in connection with a change in control, Messrs. Stella and Whelan agree not to compete with Colonial Financial Services, Inc. or Colonial Bank, FSB, for one year following termination of employment, within 25 miles of any existing branch of Colonial Bank, FSB or within 25 miles of any office for which Colonial Bank, FSB or a subsidiary has filed an application for regulatory approval. Should the executive become disabled, the executive would be entitled to benefits provided under any disability program sponsored by Colonial Financial Services, Inc. or Colonial Bank, FSB.  To the extent such benefits are less than the executive’s base salary, Colonial Bank, FSB would continue to pay the difference between the benefits provided under any disability program sponsored by Colonial Bank, FSB or Colonial Financial Services, Inc. and the executive’s base salary for a period of one year, and would continue to provide life, medical and dental coverage for the remaining term of the agreement or one year, whichever is longer.  In the event Messrs. Stella or Whelan dies while employed by Colonial Bank, FSB, the executive’s beneficiary, personal representatives or estate will be paid the executive’s base salary for one year and the executive’s family will be entitled to continuation of medical and dental benefits for one year.

On December 31, 2013, Colonial Bank, FSB entered into a new employment agreement with Edward J. Geletka, which supersedes and replaces the agreement between Colonial Bank, FSB and Mr. Geletka dated December 18, 2008.  The term of the employment agreement will begin on December 31, 2013 and end on April 15, 2015, subject to the Board of Directors conducting an interim review of Mr. Geletka’s performance within 45 days following the end of the second calendar quarter of 2014.  A less than satisfactory performance evaluation would be grounds for immediate termination.  Within 30 days following the end of the term of the agreement, the Compensation Committee of the Board of Directors will conduct a performance evaluation and review of Mr. Geletka for purposes of determining whether to renew the agreement.  The agreement provides for a base salary of $216,587.28, which will be reviewed at least annually.  In addition, Mr. Geletka will be entitled to participate in any employee benefit plans made available to Colonial Bank, FSB’s management employees, and will be entitled to incentive compensation and bonuses as provided in any plan of Colonial Bank, FSB in which Mr. Geletka is eligible to participate.  Mr. Geletka will be reimbursed for business expenses pursuant to Colonial Bank, FSB’s expense policy. In the event of termination of Mr. Geletka upon retirement, Mr. Geletka will be entitled to earned but unpaid benefits, vested benefits under any tax-qualified retirement plan and bona fide deferred compensation plan or arrangement.  In the event Mr. Geletka suffers a disability while employed, he may receive benefits provided under any Colonial Bank, FSB disability program and in the event of his death while employed, his beneficiaries will be entitled to any life insurance proceeds available under any Colonial Bank, FSB sponsored group term or other life insurance plan or program.  In the event of termination for cause, Mr. Geletka will not be entitled to any compensation or other benefits for any period after the termination for cause; any stock option will not be exercisable after termination for cause and any unvested stock awards will be forfeited.  The agreement entered into in December 31, 2013, would not provide a severance benefit to Mr. Geletka in the event of his involuntary termination without cause or in the event of Mr. Geletka’s resignation for any reason.

Bonuses.  We did not pay bonuses to our Named Executive Officers for the years ended December 31, 2014 or 2013.

2011 Executive Retirement Incentive Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB 2011 Executive Retirement Incentive Plan, effective as of January 1, 2011 to provide supplemental retirement income to eligible participants.  Twelve persons, including the Named Executive Officers participate in the plan.  Under the plan, participants receive annual incentive awards of deferred compensation based on the satisfaction of certain pre-determined goals set by the Board of Directors of Colonial Bank, FSB.  Eligibility to participate in the plan is limited to executive officers who are selected by the Board of Directors and who complete a participation agreement indicating the manner in which any benefit payable under the plan will be paid.  An executive must have 20 years of service with Colonial Bank, FSB in order to receive the normal retirement benefit which is equal to 100% of the executive’s account under the plan.  An executive who has received incentive awards will be vested in each separate award at the rate of 20% per year.  In the event an executive has a separation from service before attaining 20 years of service, his or her benefit will be determined in accordance with the vesting schedule set forth above.  If the executive has a separation from service after attainment of early retirement age (age 60) or normal retirement age (age 65) and 20 years of service, he or she will be entitled to the normal retirement benefit.  In the event of the executive’s death or disability during employment, or in the event of a change in control, the executive will become 100% vested in his or her incentive awards account.  However, if the payment of the benefit under the plan, when aggregated with the other payments to which the executive would be entitled that are contingent on the change in control, would cause the executive to have an “excess parachute payment,” the benefit payable under the plan will be reduced to avoid such excess parachute payment.  In the event of an executive’s termination for cause, any benefit to which the executive is entitled under the plan will be forfeited.  Benefits on separation from service will be paid in annual installments over a 15-year period to executives who separate from service at age 60 or later and over a five-year period to executives who separate from service prior to age 60.  At the discretion of the executive, in lieu of installment payments, the executive may elect a lump sum distribution if such election is made at the time of initial participation.  Benefits paid due to death or disability will be paid in annual installments over a 15-year period or in a lump sum, at the discretion of the executive, commencing within 60 days of death or the determination of disability.  Benefits paid upon the occurrence of a change in control will be paid to the executive in a lump sum on the effective date of the change in control, regardless of whether the executive has a separation from service.  If an executive has separated from service prior to a change in control and a change in control occurs while the executive is receiving benefits under the plan, the remaining benefit due to the executive will be paid in a lump sum on the effective date of the change in control. For the 2014 plan year, Messrs. Geletka, Stella and Whelan received no grants under the 2011 Executive Retirement Incentive Plan.

Group Term Replacement Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB Group Term Replacement Plan for the benefit of certain executives selected by the Compensation Committee.  Twelve persons, including the Named Executive officers participate in the plan.  Colonial Bank, FSB will divide the death proceeds of certain life insurance policies which are owned by Colonial Bank, FSB on the lives of the participating executives with the designated beneficiary of each insured participating executive.  Colonial Bank, FSB will pay the life insurance premiums from its general assets.  An eligible executive may participate in the plan by executing an election to participate and a split dollar endorsement for each policy or policies and by waiving any group term life insurance offered by Colonial Bank, FSB in excess of $50,000 of coverage.  A participant’s rights under the plan will terminate in the event the participant’s employment with Colonial Bank, FSB terminates for reasons other than death or the plan is terminated.  In the event the participant was employed by Colonial Bank, FSB at the time of death, the death benefit will be the lesser of three times the base annual salary in effect at the date of death, less $50,000, or the net death benefit, which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured.  Colonial Bank, FSB, which is the sole owner of the policies, will be the beneficiary of the policies to the extent of each policy’s cash surrender value plus any death benefits remaining after applying those amounts assigned to each participant’s beneficiary.

Outstanding Equity Awards at Year End.  The following table sets forth information with respect to outstanding equity awards as of December 31, 2014 for the Named Executive Officers.  Information has been adjusted to reflect the 0.9399-to-one stock split in connection with the mutual-to-stock conversion of Colonial Bankshares, MHC.

	OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014
	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (1)
Edward J. Geletka	13,600	(2)	20,400	(2)	—	12.46	1/2/2022	9,000	(2)	120,600	9,000	(2)	120,600
	41,825	(3)	—		—	13.27	10/19/2016

L. Joseph Stella, III	6,800	(2)	10,200	(2)	—	12.46	1/2/2022	5,100	(2)	68,340	5,100	(2)	68,340
	20,675	(3)	—		—	13.27	10/19/2016

William F. Whelan	6,000	(2)	9,000	(2)	—	12.46	1/2/2022	3,450	(2)	46,230	3,450	(2)	46,230
	11,275	(3)	—		—	13.27	10/19/2016

(1)	Based upon the $13.40 closing price of our common stock on December 31, 2014.
(2)
Reflects stock options or shares of restricted stock granted pursuant to the Colonial Financial Services, Inc. 2011 Equity Incentive Plan, which was approved by stockholders on August 11, 2011.  On December 15, 2011, the Named Executive Officers were granted stock options and shares of restricted stock, with effective grant dates of January 2, 2012.  Stock options have an exercise price of $12.46 (as adjusted), the closing price on the effective date of grant, vest 20% per year beginning one year from the effective date of grant and expire ten years from the effective date of grant.  Shares of restricted stock were split evenly between time-based vesting and performance shares.  Time-based shares vest 20% per year beginning one year from the effective date of grant, while performance-based shares vest 20% per year beginning one year from the effective date of grant based upon reaching the performance target of a $0.50 annual increase in tangible book value per share, as calculated in the grant agreements

(3)
Reflects stock options pursuant to the Colonial Bankshares, Inc. 2006 Stock-based Incentive Plan, which was approved by stockholders on July 19, 2006.  On October 19, 2006, the Named Executive Officers were granted shares of restricted stock and stock options, all of which have vested.  Stock options have an exercise price of $13.27 (as adjusted), the closing price on the date of grant, and expire ten years from the date of grant.

2006 Stock-Based Incentive Plan.  Our stockholders approved the Colonial Bankshares, Inc. 2006 Stock-Based Incentive Plan (the “Incentive Plan”) at our 2006 Annual Meeting of Stockholders.  The purpose of the Incentive Plan is to provide our officers, employees and directors with additional incentives to promote our growth and performance.  In connection with our second step conversion, Colonial Financial Services, Inc. succeeded to and became the sponsor of the Incentive Plan.

The Incentive Plan authorizes the issuance of up to 291,545 shares (split adjusted) of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards.  No more than 83,300 shares (split adjusted) may be issued as restricted stock awards, and no more than 208,247 shares (split adjusted) may be issued pursuant to the exercise of stock options.  Employees and outside directors or its subsidiaries are eligible to receive awards under the Incentive Plan.  As of December 31, 2014, there were 25,095 shares reserved for the issuance of stock options and no shares reserved for the issuance of restricted stock awards remaining under the Incentive Plan.

2011 Equity Incentive Plan.  In 2011, our stockholders approved the Colonial Financial Services, Inc. 2011 Equity Incentive Plan (the “Equity Incentive Plan”) to provide offices, employees and directors of Colonial Financial Services, Inc. and Colonial Bank, FSB with additional incentives to promote the growth and performance of Colonial Financial Services, Inc.   The Equity Incentive Plan authorizes the issuance of up to 321,300 shares of Colonial Financial Services, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 229,500 and the maximum number of shares of stock that may be issued as restricted stock awards is 91,800.  As of December 31, 2014, there were 34,900 shares reserved for the issuance of stock options and 5 shares reserved for the issuance of restricted stock awards remaining under the Equity Incentive Plan.

Other Equity Compensation Plans.  Other than our employee stock ownership plan, we do not have any equity compensation plans that were not approved by stockholders.  The following table sets forth information with respect to all of our equity compensation plans as of December 31, 2014 (with share amounts split adjusted to reflect the mutual-to-stock conversion of Colonial Bankshares, MHC).

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price		Number of securities remaining available for issuance under plan

Stock options	258,597	$12.86		146,303
Restricted stock	39,214	—		10

Total	297,811	$12.87	(1)	146,313

(1) Represents exercise price of stock options only.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2014 certain information as to the total remuneration we paid to our directors other than Mr. Geletka.  Mr. Geletka does not receive fees for his services as a director.

DIRECTOR COMPENSATION TABLE FOR THE YEAR ENDED DECEMBER 31, 2014
Name	Fees earned or paid in cash ($)(2)	All other compensation ($) (1)	Total ($)
John J. Bailey	-	-	-
Corissa Briglia	-	-	-
Gregory J. Facemyer	-	490	490
John Fitzpatrick	-	287	287
Hugh J. McCaffrey	-	399	399

(1) Reflects life insurance premiums.
(2) As of September 30, 2013, all directors suspended payments of their director fees.

As of December 31, 2014, Messrs. Bailey, Facemyer, Fitzpatrick and McCaffrey each held 2,754 unvested shares of restricted stock (including performance-based shares), respectively.  As of December 31, 2014, Messrs. Bailey, Facemyer, Fitzpatrick and McCaffrey each had 4,590, 15,002, 15,002 and 7,366 vested but unexercised stock options, respectively, and 6,885, 6,885, 6,885 and 6,885 unvested stock options, respectively.

Each of the individuals who currently serve as a director of Colonial Financial Services, Inc. also serves as a director of Colonial Bank, FSB and earns director fees in that capacity, although directors who are also employees of Colonial Bank, FSB do not receive director fees.  Each non-employee director of Colonial Bank, FSB is paid an annual retainer fee of $9,500.   The Chairman of the Board is paid a fee of $2,112 per board meeting, the Vice Chairman of the Board is paid a fee of $1,742.67 per board meeting and all other non-employee directors are paid a fee of $1,463.84 per board meeting.  As of September 30, 2013, all directors suspended payment of their director fees.

Directors are eligible to participate in our Incentive Plan, described above in “—Stock-Based Incentive Plan.”

Director Retirement Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB, adopted the Colonial Bank, FSB Director Retirement Plan, effective January 1, 2011, to provide supplemental funds for retirement or death for eligible directors of the Colonial Bank, FSB.  Directors Gregory J. Facemyer, John Fitzpatrick, Hugh J. McCaffrey and John J. Bailey are participants in the plan.  A director who has attained normal retirement age (generally age 72) and has 20 years of service with Colonial Bank, FSB will be entitled to a normal retirement benefit equal to 50% of the director’s final three-year average compensation payable in ten annual installments.  If a director has less than 10 years of service with Colonial Bank, FSB, the director will not be entitled to any retirement benefit.  After 10 years of service, the director will vest in a retirement benefit at the rate of 10% per year.  If the director separates from service upon attainment of normal retirement age with less than 20 years of service, he will be entitled to a benefit equal to the normal retirement benefit reduced by 2% of final average compensation for each year of service less than 20.  A director who separates from service prior to normal retirement age with less than 20 years of service will be entitled to his vested accrued benefit, amortized and payable in ten annual installments.  A director who becomes disabled prior to separation from service will be entitled to a disability benefit equal to 50% of the director’s final three-year average compensation, payable in ten annual installments.  In the event of the director’s death prior to separation from service, the director’s beneficiary or estate will be entitled to the director’s normal retirement benefit payable in ten annual installments.  In the event of a change in control prior to a director’s separation from service, the director will be entitled to the normal retirement benefit, irrespective of the director’s years of service; the present value of the benefit will be paid in a lump sum on the date of the change in control.  If the payment of the retirement benefit, when aggregated with the other payments to which the director would be entitled that are contingent on a change in control, would cause a director to have an “excess parachute payment,” the retirement benefit will be reduced to avoid such excess parachute payment.  In the event a director separates from service prior to a change in control and is receiving benefits under the plan, the present value of the remaining retirement benefit payable to the director will be paid in a lump sum on the date of the change in control.

2011 Director Deferred Fee Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB 2011 Director Deferred Fee Plan, effective January 1, 2011, to provide current tax planning opportunities as well as supplemental funds for retirement or death for eligible directors of Colonial Bank, FSB.  Members of the board of directors of Colonial Bank, FSB are eligible to participate in the plan.  A director may elect to participate in the plan by submitting a deferral agreement by December 15 of the calendar year immediately preceding the deferral period for which it will be effective.  A new deferral agreement or notice of adjustment of deferral may be submitted by a director for any subsequent year.  In the first year an individual becomes a director, a deferral agreement must be submitted to the committee under the plan no later than 30 days following the date the individual becomes a director, and such deferral agreement will be effective only with regard to compensation earned following the submission of the deferral agreement.  A director may elect to defer up to 100% of his compensation for the calendar year.  Each director’s account will be credited with earnings at the prime rate (provided that such rate is never less than 5% nor greater than 10%) as determined from time to time.  A director will be 100% vested at all times in the amount of compensation elected to be deferred under the plan and earnings thereon.  In the event a director separates from service for any reason other than death, Colonial Bank, FSB will pay a benefit equal to the director’s vested account in accordance with the director’s distribution election, generally made at the time of initial participation.  In the event of the director’s death after separation from service with Colonial Bank, FSB, the remaining unpaid balance of the director’s account will be paid to the director’s beneficiary in the same form that payments were being made prior to the director’s death.  In the event the director dies prior to separation from service, the amount payable will be paid over the period designated by the director.  In the event of an unforeseeable emergency, the plan committee may make distributions from the director’s account prior to the time specified for payment of benefits under the plan.  All plan benefits other than hardship distributions or otherwise provided in the plan will be paid in the form selected by the director in the deferral agreement or notice of adjustment of deferral at the time of the deferral commitment.  A director’s account will be distributed in cash or cash equivalents.  Unless otherwise set forth in the plan, payment under the plan will commence no later than 60 days after the event triggering the distribution requirement, in accordance with the director’s elections under the director’s deferral agreement and notice of adjustment of deferral.  The plan provides for early distributions in specified circumstances.  No directors elected to participate in the Plan for the fiscal year ended December 31, 2014.

Director Supplemental Life Insurance Plan.  On December 15, 2010, the Board of Directors of Colonial Bank, FSB adopted the Colonial Bank, FSB Director Supplemental Life Insurance Plan for the purpose of dividing the death proceeds of certain life insurance policies owned by Colonial Bank, FSB on the lives of the participating directors with the designated beneficiary of each insured participating director.  Directors Gregory J. Facemyer, John Fitzpatrick, Hugh J. McCaffrey and John J. Bailey are participants in the plan.  Colonial Bank, FSB will pay the life insurance premiums from its general assets.   Non-employee directors are eligible to participate in the plan by executing an election to participate and a split dollar endorsement for each individual insurance policy adopted by the Compensation Committee of the Board of Directors of Colonial Bank, FSB for purposes of insuring a participant’s life under the plan.  A participant’s participation in the plan will terminate if the participant’s service with Colonial Bank, FSB is terminated for reasons other than death or if the plan is terminated.  In the event Colonial Bank decides to maintain the policy or policies after the participant’s termination of participation in the plan, Colonial Bank, FSB will be the direct beneficiary of the entire death proceeds of the policy or policies.  Unless the participant’s rights under the plan terminate, the participant has the right to designate the beneficiary of a death benefit equal to the lesser of $250,000 or the net death benefit (which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured).  Colonial Bank, FSB is the sole owner of the policies and is the beneficiary of the policies to the extent of each policy’s cash surrender value plus any death benefits remaining after applying those amounts explicitly assigned to the participant’s beneficiary.  In addition, Colonial Bank, FSB may replace each policy with a comparable insurance policy to cover the benefit provided under the plan and Colonial Bank, FSB and the participant will execute a new split dollar endorsement for each new policy.  Colonial Bank will pay all premiums due on all policies as long as it maintains the policies in force.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below is information as of December 31, 2014 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock-based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	297,811	$12.81	58,495
Equity compensation plans not approved by security holders	N/A		N/A

Total	297,811	$12.81	58,495

(b)	Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with Colonial Financial Services, Inc. and the Securities and Exchange Commission regarding such ownership.  The following table sets forth, as of February 6, 2015, the shares of common stock beneficially owned by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.

	Amount of Shares
	Owned and Nature		Percent of Shares
Name and Address of	of Beneficial		of Common Stock
Beneficial Owners	Ownership (1)		Outstanding

Joseph Stilwell	359,596	(2)	9.30%
111 Broadway, 12th Floor
New York, NY 10006

Grace and White, Inc.	315,836	(3)	8.17%
515 Madison Ave., Suite 1700
New York, New York 10022

Context BH Capital Management	286,579	(4)	7.41%
401 City Avenue, Suite 815
Bala Cynwyd, PA 19004

Colonial Bank FSB Employee Stock Ownership Plan	225,401	(5)	5.82%
2745 S. Delsea Drive
Vineland, New Jersey 08360

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

(2)	Based on information contained in a Schedule 13D/A filed on March 24, 2014.
(3)	Based on information contained in a Schedule 13G/A filed on February 2, 2015.
(4)	Based on information contained in a Schedule 13G filed on January 30, 2015.
(5)	Based on information contained in a Schedule 13 G/A filed on January 29, 2015.

(c)	Security Ownership of Management

The information required by this item is set forth above in Item 10.

(d)	Changes in Control

On September 10, 2014, Colonial Financial Services, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and Cape Bancorp, Inc. (“Cape Bancorp”).  Pursuant to the Merger Agreement, the Company will merge with and into the Cape Bancorp, with the Cape Bancorp as the surviving entity. Immediately thereafter, Colonial Bank, FSB, a federal thrift and the Company’s wholly owned subsidiary, will merge with and into Cape Bank, a New Jersey chartered savings bank, with Cape Bank as the surviving entity.  As noted in Exhibit A to the Merger Agreement, each director and senior executive officer of Colonial Financial Services, Inc. and Cape Bancorp, Inc. has entered into a Voting Agreement pursuant to which he or she will agree to vote all of his or her shares of Colonial Financial Services, Inc. common stock in favor of the Merger.  Certain stockholders of Colonial Financial Services, Inc. also entered into voting agreements, with one such stockholder retaining the ability to sell his shares of Colonial Financial Services, Inc. during the pendency of the Merger.

Management of the Company knows of no other arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Certain Related Persons

In the ordinary course of business, Colonial Bank, FSB makes loans available to its directors, officers and employees.  These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to Colonial Bank, FSB.  Management believes that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.

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

See the information set forth in Item 10 regarding director independence required by Item 407(a) of Regulation S-K.

ITEM 14.	Principal Accountant Fees and Services

The Audit Committee of Colonial Financial Services, Inc. approved the engagement of BDO USA, LLP to its independent registered public accounting firm for the year ending December 31, 2014.

On July 18, 2013, Colonial Financial Services, Inc. appointed BDO USA, LLP as its new independent registered public accounting firm for and with respect to the year ended December 31, 2013, and dismissed ParenteBeard LLC (“ParenteBeard”) as its independent registered public accounting firm. Colonial Financial Services, Inc.’s principal audit personnel at ParenteBeard resigned from ParenteBeard and joined BDO USA, LLP. Each of the appointment of BDO USA, LLP and the dismissal of ParenteBeard were approved by Colonial Financial Services, Inc.’s Audit Committee.

The reports of ParenteBeard on Colonial Financial Services, Inc.’s financial statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During Colonial Financial Services, Inc.’s two most recently completed fiscal years and the subsequent interim period preceding ParenteBeard’s dismissal, there were: (i) no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ParenteBeard, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of Colonial Financial Services, Inc.; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

ParenteBeard has furnished Colonial Financial Services, Inc. a letter addressed to the Securities and Exchange Commission stating that ParenteBeard agrees with the statements made above with respect to ParenteBeard.  A copy of ParenteBeard’s letter dated July 19, 2013 was attached as an exhibit to the Current Report on Form 8-K filed by Colonial Financial Services, Inc. with the Securities and Exchange Commission on July 23, 2013.

During the two most recently completed fiscal years and through the date of the appointment of BDO USA, LLP, Colonial Financial Services, Inc. did not consult with BDO USA, LLP regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Colonial Financial Services, Inc.’s consolidated financial statements, and no written or oral advice was provided by BDO USA, LLP that was an important factor considered by Colonial Financial Services, Inc. in reaching a decision as to accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

Set forth below is certain information concerning aggregate fees billed for professional services rendered by BDO USA, LLP during the year ended December 31, 2014 and the year ended December 31, 2013:

Audit Fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements for the year ended December 31, 2014 and for the year ended December 31, 2013 for BDO USA, LLP were $184,605 and $131,968, respectively.

Audit Related Fees.  There were no fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “—Audit Fees,” above, during the years ended December 31, 2014 and 2013.

Tax Fees.  The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance for the year ended December 31, 2014 were $53,463.  There were no aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance for the year ended December 31, 2013.

All Other Fees.  There were no aggregate other fees billed to us for the year ended December 31, 2014 and the year ended December 31, 2013.

The Audit Committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by BDO USA, LLP, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.  The Audit Committee pre-approved 100% of the services described above during the years ended December 31, 2014 and 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation (11)
3.2	Bylaws of Colonial Financial Services, Inc. (11)
3.3	Articles of Amendment to Articles of Incorporation (11)
4	Form of Common Stock Certificate (11)
10.1	[reserved]
10.2	Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan * (1)
10.3	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option
Agreement (Outside Directors) *(2)
10.4	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Stock Option
Agreement (Employees) *(2)
10.5	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock
Award Notice (Outside Directors) *(2)
10.6	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock
Award Notice (Employees) *(2)
10.7	Employment Agreement By and Between Colonial Bank, FSB and Edward J. Geletka *(3)
10.8	[intentionally omitted]
10.9	[intentionally omitted]
10.10	[intentionally omitted]
10.11	Amended and Restated Employment Agreement with L. Joseph Stella, III *(7)
10.12	Amended and Restated Employment Agreement with William F. Whelan *(8)
10.13	Bonus Plan, including amendments *(9)
10.14	Colonial Bank, FSB Director Retirement Plan * (13)
10.15	Colonial Bank, FSB 2011 Director Deferred Fee Plan * (14)
10.16	Colonial Bank, FSB Group Term Replacement Plan * (15)
10.17	Colonial Bank, FSB Director Supplemental Life Insurance Plan * (16)
10.18	Colonial Bank, FSB 2011 Executive Retirement Incentive Plan * (17)
10.19	Colonial Financial Services, Inc. 2011 Equity Incentive Plan *(12)
10.20	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option
Agreement (Outside Directors) * (18)
10.21	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Stock Option
Agreement (Employees) * (19)
10.22	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock
Service-Based Award Notice (Outside Directors) * (20)
10.23	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock
Service-Based Award Notice (Employees) * (21)
10.24	Form of Colonial Financial Services, Inc. 2011 Stock-Based Incentive Plan Restricted Stock
Performance-Based Award Notice (Outside Directors) * (22)
10.25	Form of Colonial Financial Services, Inc. 2006 Stock-Based Incentive Plan Restricted Stock
Performance-Based Award Notice (Employees) * (23)
14	Code of Ethics (10)
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange
Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

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

77

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

COLONIAL FINANCIAL SERVICES, INC.

Date: March 30, 2015	By:	/s/ Edward J. Geletka
Edward J. Geletka
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward J. Geletka	President, Chief Executive Officer and Director	March 30, 2015
Edward J. Geletka	(Principal Executive Officer)

/s/ L. Joseph Stella, III	Executive Vice President and Chief Financial Officer	March 30, 2015
L. Joseph Stella, III	(Principal Financial and Accounting Officer)

/s/ Gregory J. Facemyer	Chairman of the Board	March 30, 2015
Gregory J. Facemyer

/s/ John J. Bailey	Director	March 30, 2015
John J. Bailey

/s/ John Fitzpatrick	Vice Chairman of the Board	March 30, 2015
John Fitzpatrick

/s/ Hugh J. McCaffrey	Director	March 30, 2015
Hugh J. McCaffrey

/s/ Corissa Briglia	Director	March 30, 2015
Corissa Briglia